Form 10-K
ZEMEX CORP
filed 1995-03-30
CIK 75644

SECURITIES AND EXCHANGE
           COMMISSION Washington,
                 D.C. 20549
                               FORM 10-K
                    ANNUAL REPORT
          PURSUANT TO SECTION 13 OR
                    15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

              Commission file number 1-228

                    ZEMEX CORPORATION
 (Exact name of registrant as specified in its charter)

     Delaware               1031              13-5496920
  (State of other    (Primary standard     (I.R.S.
  employer jurisdiction of            industrial
  identification
 incorporation or   classification code         number)
   organization)          number)


  Canada Trust Tower, BCE Place, 161 Bay Street, Suite
              3750 Toronto, Ontario, Canada M5J 2S1
                        (416) 365-8080
     (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

 Securities registered pursuant to Section 12(b) of the
                           Act

New York Stock Exchange
Capital Stock, $1.00 par value

Securities registered pursuant to Section 12(g) of the Act

National Association of Securities Dealers Automated
Quotation     Warrants to Purchase Capital Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Indicate  by  check  mark if disclosure of delinquent
filers pursuant  to  Item  405 of Regulation S-K  is  not
contained herein,   and will  not  be  contained,  to  the
best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of registrant's voting stock (Capital Stock, $1.00 par value) held by non-affiliates as of March 9, 1995 (based on the closing sale price of $10.625 on the New York Stock Exchange) was $43,415,684.

As of March 9, 1995 there were 7,635,232 of the registrant's Capital Stock, $1.00 par value, outstanding.

            DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December
31,
1994
Part II
Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A with respect to Annual Meeting of Shareholders
Part III

                         FORM 10-K
                       ANNUAL REPORT

                      TABLE OF CONTENTS
                            AND
                   CROSS-REFERENCE SHEET


                          PART I


Page Item 1.   Business
1
Item 2.   Properties                                       6
Item 3.   Legal Proceedings                                6
Item 4.   Submission of Matters to a Vote of Security
Holders                                                    6
Item 10. Executive Officers of the Registrant (A)          7

                          PART II

Item 5.   Market for Registrant's Common Equity and
Related Stockholder Matters (B)
8
Item 6.   Selected Financial Data (C)                      8
Item 7.   Management's Discussion and Analysis of
Financial Condition and
     Results of Operation (D)                              8
Item 8.
Financial Statements and Supplementary Data (E)            8
Item 9.
Changes in and Disagreements with Accountants on
Accounting and
     Financial Disclosure                                  8

                         PART III

Item 10.
Directors of the Registrant (F)                            *
Item 11.
Executive Compensation(F)                                  *
Item 12.
Security Ownership of Certain Beneficial Owners and
Management (F)                                             *
Item 13.
Certain Relationships and Related Transactions (F)         *

                          PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on
Form 8-K              9

        (A)                                             Included
in Part
I
       pursuant to Instruction 3 of Item 401(b) of Regulation S-
K.

        (B)   Information responsive to this  Item
        is  set  forth  on page 13 of
        registrant's Annual  Report  to
        Shareholders  for  the year  ended
        December 31, 1994 (the "Annual Report
        to   Shareholders")    and    is
        incorporated  herein  by  reference.
        The Annual  Report to Shareholders is
        included as  Exhibit  13 to this Form
        10-K  Annual Report.     The
        Annual    Report   to
        Shareholders,  except for  those
        portions thereof  which are expressly
        incorporated by  reference herein, is
        furnished for the information of the
        Commission and  is  not to  be deemed
        "filed" as part of this Form 10-K
        report.

        (C)   Information responsive to this
        Item is  set  forth  on page 32 of  the
        Annual Report    to    Shareholders
        and is
        incorporated herein by reference.

        (D)   Information responsive to this
        Item is  set forth on pages 6 through 13
        of the Annual  Report  to  Shareholders
        and is
        incorporated herein by reference.

        (E)   Financial  statements responsive
        to this  Item  are  set  forth  on
        pages  15 through   31  of  the  Annual
        Report             to
        Shareholders  and are incorporated
        herein by  reference.  The Supplementary
        Schedule required by this Item is set forth on page S-1 of this Form 10-K
        Annual Report.

        (F)   Information responsive to this
        Item is  set  forth in registrant's
        definitive proxy  statement  to  be
        filed  with  the Commission pursuant to
        Regulation 14A  and in  the  Annual
        Report to Shareholders  on Page  30
        (Note  15) and  is  incorporated herein
        by reference.
                           PART I
ITEM 1.  BUSINESS

General

Zemex Corporation (the "Corporation" or "Zemex"), a
Delaware corporation,  was incorporated in 1985 as the
successor  to Pacific  Tin Corporation.  Zemex is a
diversified industrial minerals  and  specialty materials
company.   Its  principal businesses are industrial
minerals and metal powders, which are used by a wide range of industries. Major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc and iron powders.

Feldspar,   feldspathic  minerals  and  certain  grades
of
industrial  sand  are  used in the manufacture  of
bottles, jars,  and  other glass containers, fiberglass,
paints  and plastics,      and  television  picture
tubes.  Kaolin   and
feldspathic minerals are major raw materials for the
ceramic industry, and are incorporated in a variety of
products that include floor and wall tiles, dinnerware,
plumbing fixtures, glazes  and electrical insulators.
Industrial sand is  also used  for filter, trap, filler,
beach, blasting and concrete applications.   Mica  is used
in a variety of applications such as partial or complete substitution for asbestos in fire retardation, friction materials, oil well drilling needs, caulking and molding compounds, coatings and plasters and plastics.
Talc is used in the ceramics industry and as a filler in a number of markets.

Zemex  produces  iron, steel and copper powders  with
major application in the manufacture of precision metal
components by the powder metallurgy process.  The largest
market is the automotive  industry.   Other  markets
include  the   farm, garden, lawn equipment, hardware,
home appliances, hobby and business  machine  industries.
Iron powder replacement of asbestos in automotive brakes is a growing market.

Zemex  mines phlogopite mica in an open pit mining
operation in  Suzor Township, Quebec, Canada,
approximately 200  miles north  of Montreal, Quebec.  The
ore is mined by  standard, open  pit  methods  and
delivered to a siding  for  ultimate transportation  by
rail to the processing  plant,  which  is located  in
Boucherville, Quebec,  a  suburb  of  Montreal. Processing
of  phlogopite mica involves milling,  screening and
proprietary  processing steps to  produce  products  of
various  size fractions which find ultimate use in a
variety of  applications,  such as partial or complete
substitution for  asbestos  in fire retardation, friction
materials,  oil well   drilling  needs,  caulking  and
molding   compounds, coatings, plasters and plastics.  The
principal markets  the Corporation serves are the
automobile, construction and  oil drilling  industries.
One of the most significant areas  of use is in
technological plastic and high temperature plastic
applications,  as  phlogopite mica has  a  distinct
thermal stability  advantage  over  competitive
materials.    Zemex markets this product under the trade
names of Suzorite  Mica and Suzorex.
In  June 1994, Zemex invested $2 million in Alumitech,
Inc. ("Alumitech"),  an aluminum dross reprocessor,  in
exchange for  an  approximate  42%  interest  in  that
company.  In February  1995, Zemex exercised an option and
increased  its ownership  interest  in Alumitech to  73%
in exchange for 412,500 common shares issued from treasury. Alumitech has developed, patented and is expanding its leading edge aluminum dross recycling technology. The process transforms chloride-based drosses received from primary and secondary aluminum producers into a number of commercial components, including ceramic type materials. Currently, competitive processes landfill anywhere from 40%-75% of the volume of dross received whereas Alumitech's recycling process will virtually eliminate the need for landfill.

Alumitech  has completed the physical modifications  of
its new  ceramic  fiber  line.  Testing  is  anticipated
to  be concluded  by  the  second quarter of 1995,  at
which  time Alumitech  should  have  a  fully  integrated
facility  for recycling  100% of the aluminum dross feed.
Alumitech  has the  only  known  process  for  the
complete  recycling  of saltcake  drosses; most other
processes landfill significant portions of   the  material
received  while   Alumitech's proprietary technology may
virtually eliminate landfill.

In September 1994, Zemex completed a public offering, selling two million treasury shares to institutions and private investors, raising net proceeds of approximately $18.5 million to be used for expansion, acquisitions, debt repayment and other general corporate purposes.. The number of shares currently outstanding is 7,635,232 or 8,819,530 on a fully diluted basis.

On September 15, 1994, Zemex completed its purchase of the assets of Greenback Industries, Inc., a copper powder producer, for $2.1 million. As the result of its purchase of Greenback, the Corporation has the largest capacity of non-ferrous metal powders in North America and Zemex is the only full range supplier to the powdered metallurgy markets.

In   December  1994,  the  Corporation  purchased  the
talc operations of Whittaker, Clark & Daniels, Inc.  Talc
is used in  the  ceramics industry as well as several
other  markets within  which  Zemex  has  a strong
presence.   It  is  the intention  of  the  Corporation
to apply its proprietary technology to surface modify talc and, as a result, introduce several new value added products.

Industrial Minerals Segment

The  industrial minerals segment consists of  three of the
Corporation's wholly-owned  subsidiaries, The Feldspar
Corporation   ("TFC"),    Suzorite   Mica   Products Inc.
("Suzorite")  and Suzorite Mineral Products,  Inc.
("SMP"). The  products  produced  by  TFC include
feldspar,  silica, muscovite mica and kaolin clay.
Industries supplied include glass  and  ceramics. TFC's
operating plants are located  in Florida,  Georgia  and
North Carolina.   SMP  produces  talc which  is  used in
the ceramics, paint and paper industries. Its  plants  are
located in New York,  North  Carolina  and Texas.
Suzorite produces a high grade phlogopite mica which has a
higher degree of thermal stability than other forms of
mica.   The  principal markets served by  Suzorite  are
the automobile,  construction and oil drilling industries.
Its mine and processing plant are located in Quebec, Canada.

Demand for these industrial minerals is related to the
pace of  the  general economy and is particularly related
to  the automotive industry and to those created by
residential  and commercial construction and remodeling.
Industrial minerals sales in 1994 totaled $30 million,
compared with $31 million in   1993.   The  slight
decline in 1994 sales resulted primarily from the Corporation's sale of its Virginia aplite facility.

This business segment recorded the fourth straight year of improved operating income before restructuring charges, $3,865,000 in 1994, $2,424,000 in 1993,
$2,208,000 in  1992, and  $754,000  in 1991, due to
increased sales and margins. Major efforts were made in the area of cost reduction, continuous quality improvement and the introduction of new value added products.

During  1994  considerable efforts  were  put  into
product development,  market  research, the design  of
future  cost saving  capital  projects  and product
quality  improvement systems.   The Corporation expects
these efforts  will  bear fruit in the future.

Capital expenditures were $2,050,000 in 1994, $2,209,000
in 1993,  and $814,000 in 1992.  The 1994 expenditures
were  to replace mining equipment, make mill modifications
to produce a  new  product and to sustain production
capacity.   It  is anticipated  that  1995 capital
expenditures will be much higher due to a $14,000,000 expansion and automation project at the North Carolina sodium feldspar facility.

Metal Powders Segment

Pyron  Corporation  and  Pyron Metal Powders,  Inc.,
wholly owned  subsidiaries of Zemex that produce  iron,
steel  and copper  powders,  have operating plants located
in  Niagara Falls, New   York,  Greenback,  Tennessee  and
Maryville, Tennessee.   The  largest use of metal  powders
is  in  the fabrication   of  precision  metal  parts  by
the   powder metallurgy  process.   Powder metallurgy  is
an  efficient, economical process for the production of
numerous components for                 the  automotive,
farm,  garden,  lawn  equipment  and
business   machine  industries.   Key  features  of
powder metallurgy  technology  are  low  scrap  ratios
and   lower production  costs  than such other metal
working  processes such as casting and forging.

In  recent  years, metal powder use in automotive  and
rail braking  systems  has  grown rapidly as  a
replacement  for asbestos,              achieving  better
performance and improving
environmental and health conditions. Metal powder is also used in making welding rods, for cutting and scarfing of steel ingots and billets, for the inspection of oil field pipe and tubing, and in food supplements.

Sales of metal powders increased to $24.9 million in 1994 from $16.9 million in 1993 and from $12.6 million in 1992. Operating income increased to $2,202,000 from $1,046,000 in 1993. The increase was due to higher volumes of sponge and atomized products. Operating income declined to $1,046,000 in 1993 from $1,313,000 in 1992. The decline in operating income during a time of increasing sales was due to startup costs associated with the atomization plant at Niagara Falls, New York.

Ligonier Powders, Inc. was renamed Pyron Metal Powders,
Inc. following  its acquisition by the Corporation in
1992.   In 1994,  the  Corporation purchased the  assets
of  Greenback Industries, Inc.  It produces a range of
high quality copper and  copper  alloy powders from its
plants at Maryville  and Greenback,  Tennessee.   These
products complement Pyron's iron and steel powder products and are sold through Pyron's existing marketing and sales organization.

At   Pyron,  sales  of  atomized  iron  and  steel
products increased  in 1993, however, due to technological
problems, the  rate  of increase was less than
anticipated.   Late  in 1993,  the technical problems were
resolved and in 1994  the product  rapidly  gained
customer  acceptance.   Management expects  this
facility, with its favorable cost structure, high quality products and good geographic location, to continue its rapid growth in profitability as its sales increase in the future.

Late in 1993, the Corporation entered into an agreement whereby it became the exclusive sales agent to the powdered metal markets for powdered nickel produced in Russia, making Pyron the second largest supplier of this material to this market in North America. With its extended product line, Pyron has become a valuable and flexible supplier with a long term future in what management believes to be a very promising industry.

Capital  expenditures were $878,000 in  1994,  $391,000
in 1993  and  $235,000  in 1992.    The 1994 expenditures
were primarily for the acquisition of the assets of Greenback.

Raw Materials and Other Requirements

In recent years, the Corporation has not experienced any substantial difficulty in obtaining its raw materials requirements (consisting of scrap metals) for the metal powders segment, which is the segment that consumes, rather than supplies, raw materials. No assurance can be given that any shortages of these or other necessary materials or equipment will not develop or that increased prices will not adversely affect the Corporation's business in the future.

Seasonality

The   efficiency  and  productivity  of  the
Corporation's industrial minerals operations can be affected by unusually severe winter weather conditions.
During the winter of 1994, there were several days of production lost in North Carolina and New York but they were not significant enough to adversely affect 1994 operating results.

Competition

All of the Corporation's products are sold in highly competitive markets which are influenced by price, product performance, customer location, service, foreign competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and metal powders. No material part of the Corporation's business is dependent upon a single customer or upon very few customers, the loss of any one of which would have a material adverse impact on the Corporation.

Industrial mineral prices generally are not subject to the price fluctuations typical of commodity metals.
Demand for industrial minerals is primarily related to general economic conditions, particularly in the automotive, housing and construction industries. In the United States there are three major feldspathic mineral producers including the Corporation and the Corporation is the only North American producer of phlogopite mica. Markets for industrial mineral products are sensitive not only to service, product performance and price, but to competitive price pressures and transportation costs.

The  Corporation is one of five North American producers
of metal  powders.   The market for metal powders  is
affected primarily  by  product performance, consistency
of  product quality and price.  To some extent,
competition in the metal powders  industry is affected by
imports of  finished  metal powder  parts.   Product
prices over the last several years have been strongly influenced by costs of powder production.

Research and Development

The  Corporation  carries on an active  program  of
product development and  improvement.   Research  and
development
expense was $315,000 in 1994, $371,000 in 1993 and
$280,000 in 1992.

Environmental Considerations

Laws  and  regulations currently in force which  do  or
may affect  the  Corporation's domestic operations
include  the Federal  Clean  Air Act of 1970, the National
Environmental Policy  Act of 1969, the Solid Waste
Disposal Act (including the  Resource  Conservation and
Recovery Act of  1976),  the Toxic   Substances  Control
Act,  CERCLA  (superfund) and regulations  under these
Acts, the environmental  protection regulations  of
various  governmental  agencies  (e.g.  the Bureau  of
Land Management Surface Management  Regulations, Forest
Service Regulations, and Department of Transportation
Regulations),   laws  and  regulations   with   respect
to permitting  of  land use, various state and local  laws
and regulations   concerned  with  zoning,  mining
techniques, reclamation of mined lands, air and water pollution and solid waste disposal. The Corporation is not aware of any adverse environmental problems or issues.

Employees

The approximate number of Corporation employees as of December 31, 1994 is set forth below:

          Industrial Minerals           241
          Metal Powders                 149
          Alumitech                     100
          Corporate                       6
          Total                         496

Approximately  61  employees of the metal powder
operations are  covered by  a  collective bargaining
agreement. The current three-year  agreement  expires
April  15,   1995.  Approximately  12 employees of the
Suzorite mica operation are covered by a collective bargaining agreement. The current agreement is for a three-year term and expires January 12, 1997.
Approximately 45 employees at Alumitech are covered by a collective bargaining agreement, expiring in May 1997.
The Corporation considers its labor relations to be good.

Foreign Operations

The  Corporation's international operations are  located
in Canada  whose  institutions  and governmental  policies
are similar  to those of the United States.  Although
there  can be no assurance as to future conditions, the
Corporation has experienced  no  political  activities,
social   upheavals, currency restrictions or similar
factors which have had any material adverse effect to date on the results of its operations or financial condition.

The Corporation's industrial minerals and powder metal operations sell their products internationally to a wide variety of customers including the ceramic, construction, and powder metallurgy industries. Export sales in these two segments were less than 5% of total sales.


ITEM 2.  PROPERTIES

The industrial minerals segment has operations and mines
in Spruce  Pine, North Carolina;  Edgar, Florida;
Monticello, Georgia;   Boucherville,  Quebec;  Suzor
Township,  Quebec; Diana,  New  York;  Murphy, North
Carolina;  and  Van  Horn, Texas.  This segment owns
approximately 208,000 square  feet of  office  and plant
floor space.  The mineral deposits  at the  mines
currently  operated by the  industrial  minerals segment
are estimated by the Corporation to be at least  25 years,
except in the case of the mica mine in Suzor Township
where  reserves are estimated to be in excess of  100
years and in the case of the Connecticut mine, where the
operation was  shutdown  as  of  December 31, 1991.   The
Corporation estimates  the Connecticut plant's reserves to
be less  than 10  years.   All of the Corporation's mining
properties are either owned or leased, with the leases expiring from 1996 to 2018.

The  metal powders segment has operations in Niagara
Falls, New York, Greenback, Tennessee and Maryville,
Tennessee.  In Niagara   Falls  Pyron  Corporation
utilizes  approximately 96,000 square feet of office and
plant floor space which  it leases from  the  Niagara
County  Industrial  Development Agency.  The lease was
established as part of the Industrial Revenue  Bond issue
entered into in November 1989 to finance the  construction
of the Atomized Steel Powder plant.  Lease payments are to
be sufficient to pay the debt service on the Bond.   The
new facility incorporates approximately  16,000 square
feet of floor space and is adjacent to the  existing
facility.    The   Maryville,   Tennessee   plant
utilizes approximately 23,000 square feet of office and
plant  floor space.  The Greenback facility is situated on
27.5 acres  of land  of which six acres is actively used
in the operations. General  office space comprises
approximately  6,300  square feet.
There  is  approximately  66,500  square feet of
production/storage  space  and approximately  86,800
square feet.

The  Corporation  has talc operations in  Diana,  New
York; Murphy, North Carolina; and Van Horn, Texas. This segment currently owns approximately 127,000 square feet.

All facilities are maintained in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None.


ITEM 10.  EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Served in
Officer             Position                  Age   Position
Since
Peter  Lawson-Johnston                          Chairman  of
the Board of Directors                        68
1975

Richard L. Lister   President and Chief Executive Officer
56
1991

Allen  J. Palmiere   Vice President, Chief Financial
Officer 42
1993
                  and Assistant Secretary

Peter J. Goodwin    Vice President and President of
44
1994
                    Suzorite Mineral Products, Inc.

Robert W. Morris    Secretary and President of
53
1990
                    The Feldspar Corporation

G. Russell Lewis    President, Metal Powders  65
1986

Patricia K. Moran   Assistant Secretary-Treasurer
29
1995

There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers are elected or appointed by the Board of Directors annually at its first meeting following the annual meeting of shareholders.
All officers have held their present positions for at least five years except Messrs. Lister, Morris, Palmiere, Goodwin and Ms. Moran.

Mr. Lister, who was elected to the Board of Directors on May 30, 1991, assumed his duties as Vice Chairman of the Board on July 23, 1991 and as President and Chief
Executive Officer  on  June 1, 1993.  Mr. Lister was Vice
Chairman  of Dundee Bancorp Inc. from October 1991 to May
1993 and prior to that was Chief Executive Officer of Campbell Resources Inc. from 1981 to 1988 and Chairman from 1988 to 1992.

Mr.  Morris assumed the duties of President of The
Feldspar Corporation  in  October 1993.  Prior  to  that
time,  from January  1991  to  October 1993, he  was  Vice
President  , Treasurer and Chief Financial Officer and,
from June 1990 to December  1990,  was  Assistant  to  the
President.    From February  1989 to June 1990, he was a
financial  officer  of American Trim Products.

Mr.  Palmiere assumed the duties of Chief Financial
Officer on October 19, 1993.  From April 1992 to October
1993 he was a self-employed consultant. From October 1990 to April 1991 he was the Chief Financial Officer and Vice President of Breakwater Resources Ltd. and from May
1991 to  April  1992 was the Chief Executive Officer of
Breakwater Resources Ltd. From  August  1986  to September
1990 Mr. Palmiere  was  the Treasurer  of Northgate
Exploration Ltd. and its  associated companies.

Mr. Goodwin became a Vice President of the Company in August 1994. From May 1993 to August 1994, Mr. Goodwin was a selfemployed consultant. Mr. Goodwin was President and Chief Executive Officer of Miller and Co. from August
1990 to  May 1993.  From 1987 to 1990, Mr. Goodwin was
Vice President and General  Manager of Applied Industrial
Materials Corporation (AIMCOR).



Ms.   Moran  assumed  the  duties  of  Assistant
SecretaryTreasurer in February 1995 and has served in various capacities with the Corporation since 1993.


                          PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth on page
13 of  registrant's Annual Report to Shareholders for the
year ended December 31, 1994 (the "Annual Report to
Shareholders") and is incorporated herein by reference.
The Annual Report to Shareholders is included as Exhibit
13  to this  Form  10-K  Annual  Report.   The  Annual
Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed
"filed" as part of this Form 10-K report.


ITEM 6.  SELECTED FINANCIAL DATA

Information responsive to this item is set forth on page
32 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth on pages
6 through 13 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages 14 through 31 of the Annual Report to Shareholders and are incorporated herein by reference.
The Supplementary Schedule required by this Item are set forth on page S-1 of this Form 10-K Annual Report. See
Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

On  March 27, 1992, the accounting firm of Deloitte &
Touche was selected to replace the accounting firm of Coopers & Lybrand as independent accountants for the Corporation. The decision to change accountants was approved by the Audit Committee of the Board of Directors, by the full Board and the shareholders, and occurred as a result of Dundee Bancorp Inc., the Corporation's major shareholder through Avalon
Corporation, retaining the services of Deloitte & Touche for several of its investments.

During  the  two most recent fiscal years, and  the
interim period  preceding  the  change in auditors,  there
were  no disagreements with the former accountants on any
matter  of accounting  principles  or  practices,
financial  statement disclosure,   or   auditing  scope
or   procedure,   which disagreements  (if not resolved to
the satisfaction  of  the former accountants) would have
caused them to make reference in connection with their
report to the subject matter of the disagreements.   The
accountants' report on the financial statements of the Corporation for each of the past two years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles.



During  the two most recent fiscal years, and the
subsequent interim   periods,  the  Corporation  (or
anyone   on   the Corporation's  behalf)  did not consult
the newly engaged accountants regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation's financial statements.


                          PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

1.  Financial Statements and Independent Auditor's Report
Filed as Part of this Report:
          (a)   Consolidated Balance Sheets at December
          31, 1994 and 1993, which information is incorporated by reference under Item 8 of this report.

            (b)   Consolidated  Statements  of
   Shareholders' Equity                         for the
       three years ended December 31, 1994, which information is incorporated by reference under Item 8 of this report.

          (c)   Consolidated Statements of  Income  for
          the three           years  ended  December  31,
          1994,   which
          information is incorporated by reference under Item 8 of this report.

          (d)  Consolidated Statements of Cash Flows for
          the three           years  ended  December  31,
          1994,   which
          information is incorporated by reference under item 8 of this report.

          (e)    Notes   to   the   Consolidated
Financial
          Statements, which information is incorporated by reference under Item 8 of this report.

          (f)     Independent   Auditors'   Report,
which
          information is incorporated by reference under Item 8 of this report.

2.   Financial Statement Schedules and Independent
Auditors'
     Report Files as part of this Report:

          Schedule
          Number              Description

                  -                Report   of
Independent
Accountants

           Schedule IX              Valuation and
Qualifying
Accounts
                              and Reserves (page S-1)

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.  EXHIBITS

(3)(a)    Certificate   of   Incorporation   (Incorporated
       by reference from Exhibit 4(a) of the Corporation's Registration Statement on Form S-2,
       Registration  No. 33-7774, filed on August 5, 1986)

(3)(b)    By-Laws (Incorporated by reference from Exhibit
       3  of the  Corporation's  Quarterly  Report  on
       Form  10-Q filed on May 13, 1988)

(3)(c)    Amended  and  Restated Certificate  of
       Incorporation (Incorporated  by  reference from
       Exhibit  A  of  the Corporation's  Definitive Proxy
       Statement,  filed  on March 29, 1995)

(4)(a)           Indenture  of  Trust  dated as of
       November  1,  1989 between Niagara County
       Industrial Development  Agency and  The  Bank  of
       New  York as  trustee  for  Pyron Corporation
       (Incorporated by reference from Exhibit (4)(a) of the Corporation's Annual Report on Form 10K filed
       March 31, 1990)

(4)(b)           Agency  Mortgage and Security Agreement
       dated  as  of November  1, 1989 from Pyron
       Corporation and  Niagara County  Industrial
       Development Agency to The Bank  of New  York
       (Incorporated by reference from Exhibit (4)(b) of the Corporation's Annual Report on Form 10K filed
       March 31, 1990)

(4)(c)           Letter of Credit Reimbursement Agreement
       dated as  of November  1,  1989  between  Pyron
       Corporation   and Chemical   Bank   (Incorporated
       by  reference                           from
       Exhibit (4)(c) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

(4)(d)           First  Amendment  to  Letter of Credit
       Reimbursement Agreement dated as of November 1,
       1989 between  Pyron Corporation  and  Chemical
       Bank   (Incorporated   by reference  from  Exhibit
       (4)(d) of the  Corporation's Annual Report on Form
       10-K filed March 31, 1990)

(4)(e)           Second  Amendment  to Letter of Credit
       Reimbursement Agreement dated as of March 15, 1995 between Pyron Corporation and Chemical Bank

(4)(f)           Bank  Mortgage  and Security Agreement
       dated  as  of November  1, 1989 from Pyron
       Corporation and  Niagara County  Industrial
       Development  Agency  to  Chemical Bank
       (Incorporated by reference from Exhibit (4)(e) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

(4)(g)          Building Loan Agreement dated as of
       November 1,  1989 between Chemical Bank and Pyron
       Corporation (Incorporated  by  reference from
       Exhibit  (4)(f)  of the  Corporation's Annual
       Report on Form  10-K  filed March 31, 1990)

(4)(h)           Security  Agreement  dated as  of
       November  1,  1989 between Pyron Corporation and
       Chemical Bank (Incorporated by reference from Exhibit (4)(g) of the Corporation's Annual
       Report on Form  10-K  filed March 31, 1990)

(4)(i)           Corporate Guaranty dated as of November
       1, 1989  from Zemex Corporation to Chemical Bank
       (Incorporated by reference from Exhibit (4)(h) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

(4)(j)           First  Amendment to Corporate Guaranty
       dated  as  of November  1,  1989 of Zemex
       Corporation  to  Chemical Bank   (Incorporated by
       reference from Exhibit (4)(i) of  the
       Corporation's Annual  Report  on  Form  10-K filed
       March 31, 1990)

(4)(k)           Second  Amendment to Corporate Guaranty
       dated as of March 14, 1991 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(j) of the Corporation's Annual
       Report on Form  10-K  filed March 31, 1991)

(4)(l)        Third  Amendment to Corporate Guaranty
       dated  as  of February  25, 1992 of Zemex
       Corporation to Chemical Bank(Incorporated by reference from Exhibit (4)(m) of the Corporation's Annual Report on Form 10-
       K filed March 31, 1993)

(4)(m)        Fourth  Amendment to Corporate Guaranty
       dated as of March 8, 1993 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(o) of the Corporation's Annual
       Report on Form  10-K  filed March 31, 1993)

(4)(n)        Fifth  Amendment to Corporate Guaranty
       dated as of March 15, 1995 of Zemex Corporation to Chemical Bank

(4)(o)        Irrevocable Standby Letter of Credit between
       Florida Gas   Utility  and  The  Feldspar
       Corporation  dated December  16,  1992
       (Incorporated by reference from Exhibit (4)(q) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1993)

(4)(p) Loan and Security Agreement dated as of March 15, 1995among Zemex Corporation and The
       Feldspar
       Corporation  and NationsBank of Tennessee,  N.A.
       and Chemical Bank and NationsBank of Tennessee,
       N.A.,  as Agent

*(10)(a)      Key  Executive  Common  Stock  Purchase Plan
       (Incorporated by reference from Exhibit (10)(b) of the Corporation's Annual Report on Form 10-K filed March 31, 1991)

(10)(b) Consent to Assignment of Lease and to Agreement Sublease, and permission to Make
       Payments  dated November 7, 1978 each from Joberta
       Enterprises,  Inc. to  NL  Industries, Inc. and The
       Feldspar Corporation (Incorporated by reference from Exhibit 10(pp) to the Corporation's
       Registration Statement on Form  S2,  Registration
       No. 33-7774,  filed  on  August  5, 1986)

(10)(c)       Additional  Lease Agreement dated as of
       November  1, 1989  between  Niagara County
       Industrial  Development Agency   and  Pyron
       Corporation   (Incorporated by reference  from
       Exhibit (10)(ll) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

*(10)(d) Employment  Agreement dated  February  5,  1991
       between  Zemex  Corporation  and  Robert  W.
       Morris (Incorporated by reference from Exhibit
       (10)(ll)  of the  Corporation's Annual Report on
       Form  10-K  filed March 31, 1992)

*(10)(e)      Option  Agreement  with  Paul  Carrolldated
       September 17, 1991 (Incorporated by reference from Exhibit (10)(ll) of the Corporation's Annual
       Report on Form 10-K filed March 31, 1992)

*(10)(f)Option Agreement with Peter Lawson-Johnston dated September 17, 1991 (Incorporated by reference from Exhibit (10)(ll) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1992)

*(10)(g)     Option  Agreement  with  John  Donovan dated
       September  17, 1991  (Incorporated by reference
       from Exhibit  (10)(ll) of the Corporation's Annual
       Report on Form 10-K filed March 31, 1992)
*(10)(h)     Subscription Agreement with Richard  L.
Lister
       dated November 26, 1991 (Incorporated by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1992)

(10)(I) Asset  Purchase Agreement dated March 18, 1991
       among Unimin  Corporation,  Purchaser;  Zemex
       Corporation, Seller   and  The  Feldspar
       Corporation,   Operating Subsidiary   (Incorporated
       by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10K filed March
       31, 1991)

(10)(j) Lease Agreement dated September 5, 1990 between the State of Connecticut, Department of Transportation andThe Feldspar Corporation
       (Incorporated by reference from Exhibit (5)(b) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1991)

(10)(k)      Ligonier  Purchase  Agreement  and  Second
Plan of
       Reorganization dated March 2, 1992 among Pyron
       Metal Powders,  Inc.,  a wholly-owned subsidiary
       of  Zemex Corporation,  Purchaser and Ligonier
       Powders,  Inc., Seller    (Incorporated  by
       reference  from  Exhibit (5)(a) of the
       Corporation's Annual Report on Form 10K filed March
       31, 1993)

(10)(l)      1995  Stock  Option Plan  (Incorporated by
       reference from  Exhibit B of the Corporation's 1995
       Definitive Proxy Statement, filed on March 29,
       1995)

(10)(m)      Stock  Purchase  Agreement  dated  August
       10,   1993 between  Zemex  Corporation, Zemex
       Canada  Inc.,  an Ontario   corporation   and  a
       direct   wholly-owned subsidiary  of  Zemex
       Corporation, Dundee Bancorp Inc., an Ontario corporation; and Dundee Bancorp International
       Inc., a Delaware corporation, and a direct wholly-owned subsidiary of Dundee Bancorp Inc., with respect to the acquisition of Suzorite Mica
       Products Inc. (Incorporated by reference from Exhibit (2) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(n)      Capital  Stock  Purchase Warrant dated
       September  14, 1993  issued  to  Dundee Bancorp
       International  Inc. pursuant to the Stock Purchase
       Agreement referred  to in  10(m).   (Incorporated
       by reference from  Exhibit 4(a) of the
       Corporation's Current Report on Form  8-K filed
       September 7, 1993)

(10)(o)      Registration  Rights  Agreement dated
       September  14, 1993  between  Zemex Corporation and
       Dundee Bancorp International, Inc. (Incorporated by reference from Exhibit 4(b) of the Corporation's Current Report on Form 8-K filed
       September 7, 1993)

(10)(p)      Asset  Purchase  Agreement dated  September
       3,  1993 between    U.S.   Silica   Company,   The
       Feldspar Corporation  and  Zemex Corporation with
       respect  to the sale   of   the   Virginia   Aplite
       facility (Incorporated  by  reference from Exhibit
       10(at)  of the  Corporation's Annual Report on Form
       10-K  filed March 31, 1994)

       (10)(q) Stock  Purchase  Agreement dated  November
       15,  1993 between  Americo  Malay  Mineral  Company
       and  Zemex Corporation  with  respect to the sale
       of  2,500,002 common   shares      of  Perangsang
       Pasifik   Senderian Berhad,  a  corporation
       organized and existing  under the  laws   of  the
       Federal Republic of Malaysia (Incorporated by reference from Exhibit 10(au) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1994)

(10)(r)        Suzorite  Mining Lease dated August 25,
       1975  between the   Province  of  Quebec  and
       Marietta   Resources International  Ltd.
       (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1994)

(10)(s)        1994  Employee  Stock Purchase Plan
       (Incorporated by reference as Exhibit A to the Corporation's Proxy Statement filed May 6, 1994)

(10)(t)        Stockholders  Agreement dated  June  10,
       1994  among Alumitech,  Inc.,  Clarion Capital
       Corporation,  DCC Equities  Limited  and  Moshe
       Dan  Yerushalmi,   Dan Hocevar  and  Terrance
       Hogan and Zemex Corporation (Incorporated by reference as Exhibit 10(ax) to the Corporation's
       Registration Statement  on  Form  S-1, Registration
       No. 33-82638, filed on August 22, 1994)

(10)(u)Asset  Purchase  Agreement  dated  December  7,

       1994 between  Whittaker,  Clark  &  Daniels,  Inc.,

       Clark Minerals,  Inc., Cherokee Minerals, Inc. and

       Pioneer Talc Company and Suzorite Mineral Products,

       Inc.  and Zemex Corporation

(13)   1994 Annual Report to Shareholders

(22)   Subsidiaries of the Registrant

(24)(a)        Consent of Deloitte & Touche


The Corporation will furnish copies of these documents to requesting shareholders upon payment of $10.80 per document.


* Management contract or compensatory plan or arrangement.


                        EXHIBIT 22


              Subsidiaries of the Registrant


The subsidiaries listed below are wholly-owned and all are consolidated in the financial statements.



                                          State or Country
                                          in Which
                 Subsidiary Name
Incorporated
       or Organized

                 The Feldspar Corporation      North
       Carolina

                 Pyron Corporation             New York

                 Pyron Metal Powders, Inc.
       Delaware
                Suzorite Mica Products Inc.
       Ontario, Canada

                 Suzorite Mineral Products, Inc.
       Delaware

                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ZEMEX CORPORATION
                                       By:  /s/  RICHARD
       L. LISTER
Dated:   March  24, 1995                         Richard
L.
       Lister
                                           President &
       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

                           Title
       Date

/s/ PETER LAWSON-JOHNSTON       Chairman of the Board and
       Director
Peter Lawson-Johnston



/s/ RICHARD L. LISTER      President and Chief Executive
       Officer
Richard L. Lister          and Director (Principal
       Executive Officer)



                     Director
Paul A. Carroll



/s/ MORTON A. COHEN   Director
Morton A. Cohen



/s/ JOHN M. DONOVAN   Director
John M. Donovan



/s/ THOMAS B. EVANS, JR.        Director
Thomas B. Evans, Jr.
                            Title
       Date
                          Director
Ned Goodman



/s/ PATRICK H. O'NEILL     Director
Patrick H. O'Neill



/s/ WILLIAM J. VANDEN HEUVEL    Director
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE      Vice President, Chief Financial
       Officer and
Allen J. Palmiere          and Assistant Secretary
       (Principal Financial
                           and Accounting Officer)
              REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of Zemex Corporation

       We have audited the consolidated financial statements of Zemex Corporation and Subsidiaries as of December 31, 1994 and for the year then ended, and have issued our report thereon dated February 15, 1995; such consolidated financial statements and report are included in your
1994 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedules of Zemex Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits.
In   our  opinion,  such  consolidated  financial  statement
schedule,   when  considered  in  relation  to   the   basic
consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE


Toronto, Ontario
March 30, 1995