Form 10-Q
period 1995-03-31
ZEMEX CORP
filed 1995-05-05
CIK 75644

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995
                  Commission file number 1-228


                        ZEMEX CORPORATION
     (Exact name of registrant as specified in its charter)

     DELAWARE                                13-5496920
    (State or other jurisdiction
(I.R.S. Employer Identification Number)
  of incorporation or organization)

                  Canada Trust Tower, BCE Place
                   161 Bay Street, Suite 3750
                Toronto, Ontario, Canada, M5J 2S1
            (address of principal executive offices)

                         (416) 365-8080
      (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act

New York Stock Exchange            Capital Stock, $1.00 par value

   Securities registered pursuant to Section 12(g) of the Act

NASDAQ                         Warrants to purchase capital stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO



As of May 5, 1995, there were 7,918,819 shares of capital stock outstanding.

                 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                         March 31, 1995      December 31, 1994

ASSETS                                      (unaudited)
Current Assets
Cash and cash equivalents                   $ 7,396,000           $ 8,343,000
Accounts receivable                          13,861,000            10,678,000
Inventories                                  16,038,000            16,490,000
Prepaid Expenses                                615,000               660,000

Total Current Assets                         37,910,000            36,171,000

Investments                                                         2,286,000
Property, Plant and Equipment                37,916,000            29,020,000
Other Assets                                  7,406,000             3,387,000

Total Assets                                $83,232,000           $70,864,000

LIABILITIES
Current Liabilities
Bank  Indebtedness                          $         _           $   180,000
Accounts Payable and Accrued Liabilities     12,516,000             8,474,000
Accrued Income Taxes                            967,000               397,000
Current Portion of Long Term Debt             1,226,000             1,074,000

Total Current Liabilities                    14,709,000            10,125,000

Long Term Debt                                7,157,000             5,461,000
Other Non-Current Liabilities                   522,000               549,000
Deferred Income Taxes                           575,000               677,000
Minority Interest                               958,000                     _

Total Liabilities                            23,921,000            16,812,000

SHAREHOLDERS' EQUITY
Common Stock                                  7,583,000             7,168,000
Paid-In Capital                              41,655,000            38,291,000
Retained Earnings                            13,127,000            11,668,000
Note Receivable from Shareholder             (1,749,000)           (1,749,000)
Cumulative Translation Adjustment            (1,305,000)           (1,326,000)

Total Shareholders' Equity                   59,311,000            54,052,000

Total Liabilities and Shareholders' Equity  $83,232,000           $70,864,000




                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31,


                                                 1995            1994
                                                     (unaudited)
NET SALES                                    $21,105,000      $12,399,000

COSTS AND EXPENSES
Cost of goods sold                            16,153,000        9,284,000
Selling, general and administrative            2,058,000        1,477,000
Depreciation, depletion and amortization         771,000          573,000

                                              18,982,000       11,334,000

OPERATING INCOME                               2,123,000        1,065,000

Interest expense, net                             29,000          150,000
Other, expense (income)                         (139,000)         (76,000)

                                                (110,000)          74,000

INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES                     2,233,000          991,000
Provision for Income Taxes                       714,000          227,000
Minority Interest                                 60,000                _

NET INCOME                                   $ 1,459,000       $  764,000

NET INCOME PER SHARE                               $0.19            $0.17

AVERAGE COMMON
SHARES OUTSTANDING                             7,526,759        4,535,283



                       ZEMEX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31,



                                                     1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Income from operations                           $1,459,000      $764,000
 Adjustments to reconcile income
 to net cash flows from operating activities
    Depreciation, depletion and amortization         771,000       573,000
    Increase (decrease) in deferred income taxes    (102,000)      151,000
    Share of net income of investees                 (87,000)            _
    Minority interest in subsidiary earnings          60,000             _
    Increase (decrease) in non-current
    liabilities                                      (26,000)      158,000
    Changes in non-cash working capital items      1,263,000      (819,000)

Net  cash  provided  by  (used in) operating
activities                                         3,338,000       827,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions  to  property,  plant and
    equipment                                     (4,122,000)     (330,000)
    Proceeds from sale of assets                     133,000             -
    Cash acquired in acquisition                     688,000             _
    Additions to other assets                       (218,000)     (274,000)

Net cash used in investing activities             (3,519,000)     (604,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in long term debt                  (604,000)     (687,000)
    Net decrease in bank indebtedness               (180,000)     (117,000)
    Issuance of common stock                          15,000             _

Net cash used in financing activities               (769,000)     (804,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                3,000       (35,000)

NET DECREASE IN CASH                                 947,000      (616,000)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD     8,343,000     3,796,000

CASH & CASH EQUIVALENTS AT END OF PERIOD          $7,396,000    $3,180,000


Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries
(the "Corporation"). The financial data for the three months ended March 31, 1995 and 1994 are unaudited but, in the opinion
of  the management   of   the  Corporation,  reflect   all
adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

1. On February 15, 1995 the Corporation increased its investment in Alumitech, Inc. ("Alumitech") from 42% to 73% by issuing 412,500 common shares of Zemex Corporation. Subsequent to February 15, 1995, the accounts of Alumitech have been consolidated with those of the Corporation. Prior to February 15, 1995 the investment in Alumitech was accounted for under the equity method and the equity income recognized during this period was $87,000.

2. On May 1, 1995, at its Annual Meeting of Shareholders, the Corporation received approval to increase its authorized share capital to 25,000,000 shares, consisting of 20,000,000 common shares and 5,000,000 preferred shares.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 1995 and the three months ended March 31, 1994, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

Results of Operations

Three  Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994

Net Sales

The Corporation's net sales for the three months ended March 31, 1995 were $21.1 million, an increase of $8.7 million or 70.2% from the comparable period in 1994. Sales increased by $6.5 million as a result of the acquisitions of a metal powders producer in September 1994, a talc operation in December 1994 and an aluminum dross reprocessor by way of a step purchase on February 15, 1995. The increase in sales was also attributable to higher sales volumes of the Corporation's feldspar and metal powders.
(See Notes to the Consolidated Financial Statements).

Net sales in the industrial minerals segment for the three month period ended March 31, 1995 increased by $1.7 million, or 22.9%, compared to the 1994 period. This increase was primarily due to increased demand for the Corporation's sodium feldspar, products fueled by growth both in the housing and construction sectors of the economy and to the acquisition of a talc operation in December 1994.

Net sales in the metal powders segment for the three months ended March 31, 1995 were $10.1 million, an increase of $5.1 million, or
100.1%,  from  the  comparable period in 1994.   The  increase was
attributable primarily to significantly higher sales volumes, increased sales for atomized powder products and the September 1994 acquisition of a copper powder producer in Greenback, Tennesse.
The steep rate of growth, however, was curbed somewhat in the latter part of the quarter after an explosion occurred on March 8, 1995 in the powdered steel atomizing furnace at the Niagara Falls, New York facility. The plant resumed full operation on April 14, 1995.

Alumitech contributed $2.0 million in sales in the period from February 15, 1995 to March 31, 1995.


Cost of Goods Sold


Cost of goods sold for the three months ended March 31, 1995 was $16.2 million, an increase of $6.9 million, or 74%, from the comparable period in 1994. As a percent of net sales, cost of goods sold increased to 76.5% for the three months ended March 31, 1995 from 74.9% for the same period 1994. The increase in cost of goods sold was primarily due to lower margins on incremental revenue from recently acquired companies.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A expense") for the three months ended March 31, 1995 increased by 39.3% from the comparable 1994 period to $2.1 million. Of the increase $247,000 or 47% was due to operations acquired subsequent to the 1994 period. As a percentage of net sales, SG&A expense decreased from 11.9% in the 1994 period to 9.7% in the 1995 period, reflecting the benefit derived from higher volumes resulting in lower unit cost absorption.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 1995 was $0.8 million, an increase of 34% over the comparable period in 1994. The increase was due to assets acquired during 1994 and the first quarter of 1995.

Operating Income

Operating income for the three month period ended March 31,  1995 was $2.1 million, an increase of $1.1 million or 99.4% from the comparable period in 1994. The increase was due in part to the reasons discussed above.

Interest Expense, Net

Interest expense for the three months ended March 31, 1995 was $29,000, down from $150,000 for the comparable period in 1994. This is attributable to the reduction of long term debt achieved by the partial use of proceeds of the September 1994 secondary public offering.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended March 31, 1995 increased to $0.7 million from $0.2 million in the comparable period in 1994. The increase is partially due to a change in the accounting treatment of net operating losses pursuant to the implementation of FAS 109 and as a result of increased profitability.

Net Income

As a result of the factors discussed above, net income for the three months ended March 31, 1995 was $1.5 million, an increase of 91.0% from the comparable period in 1994.

Liquidity and Capital Resources

Acquisitions

On February 15, 1995, the Corporation increased its ownership in Alumitech from 42% to 73% (see Notes to the Consolidated Financial Statements). The increase in ownership and the consolidation of the accounts of Alumitech resulted increasing the Corporation's current assets by $3.4 million, total assets by $12.7 million, current liabilities by $3.6 million and long term liabilities of $5.8 million. See Notes to the Consolidated Financial Statements.


Cash Flow from Operations

Net cash provided by operating activities for the first quarter ended March 31, 1995 was $3.3 million, up $2.5 million, or 303% relative to the year ended December 31, 1995.

During the first quarter of 1995, the Corporation generated positive cash flow from operations of $3,338,000 as compared to $827,000 for the first quarter of 1994. In 1995, non-cash working capital items used $263,000 of the cash otherwise generated from operations as compared to $819,000 for the corresponding period of 1994, as a result of increases in accounts receivable, accounts payable, accrued liabilities and accrued income taxes and a decrease in inventories and prepaid expenses.

The Corporation had $23.2 million of working capital at March 31, 1995, compared to $26.0 million at December 31, 1994. The decrease of $2.8 million is attributable to an increase in capital expenditures of $4.1 million funded by cash on hand and funds from operations, partially offset by an increase in non-cash working capital items due to the acquisition of Alumitech.

Financing Agreements

On March 15, 1995, the Corporation entered into a credit agreement with NationsBank of Tennessee, N.A. and Chemical Bank. The agreement provides $25 million in new credit available for acquisitions, capital programs and general corporate purposes.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.


                   PART II - OTHER INFORMATION

Item 4 - Submission of Matters To A Vote of Security Holders

At  the Corporation's 1995 Annual Meeting of Shareholders held on
May 1, 1995, the following actions were taken and votes tabulated:

1.   Nine directors were elected for the ensuing year.


     Name                    Votes For          Votes Withheld

     Paul A. Carroll          6,769,522              3,063
     Morton A. Cohen          6,769,522              3,063
     John M. Donovan          6,769,522              3,063
     Thomas B. Evans, Jr.     6,769,306              3,063
     Ned Goodman              6,769,522              3,279
     Peter Lawson-Johnston    6,769,522              3,063
     Richard L. Lister        6,769,522              3,063
     Patrick H. O'Neill       6,769,522              3,063
     William J. vanden Heuvel 6,769,306              3,279


2. The appointment of Deloitte & Touche as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 1995 was ratified.

                                            Abstentions
     Votes For        Votes Against    (Including Broker Non-
                                               Votes)

     6,758,371            6030                  8,184


3.     The  proposal  to  increase  the  Capital  Stock  of   the
Corporation was approved..

                                            Abstentions
     Votes For        Votes Against    (Including Broker Non-
                                               Votes)

     5,273,373           163,313               12,605


4. The proposal to indemnify the Corporation's directors and officers pursuant to the Amended and Restated Certificate of Incorporation was approved.

                                            Abstentions
     Votes For        Votes Against    (Including Broker Non-
                                               Votes)

     6,632,694           131,206                8,685

5. The proposal for the Corporation's 1995 Stock Option Plan was approved.

                                            Abstentions
     Votes For        Votes Against    (Including Broker Non-
                                               Votes)

     5,118,008           300,125               31,158

6.     The proposal to ratify the grant of stock options to certain directors.

                                            Abstentions
     Votes For        Votes Against    (Including Broker Non-
                                               Votes)

     5,111,788           306,340               31,163

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 12th day of May, 1995.


                    ZEMEX CORPORATION
                    (Registrant)



                     By:/s/ Allen J. Palmiere
                        __________________________________________
                        Allen J. Palmiere
                        Vice President and Chief Financial Officer