Form 10-Q
period 1995-06-30
ZEMEX CORP
filed 1995-08-15
CIK 75644

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995
                  Commission file number 1-228


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

                    YES  X   NO


As of August 11, 1995, there were 8,520,146 shares of capital stock outstanding.


                 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                June 30, 1995December 31, 1994

ASSETS                            (unaudited)
Current Assets
Cash and cash equivalen ts        $ 4,419,000   $  8,343,000
Accounts receivable                13,029,000     10,678,000
Inventories                        17,055,000     16,490,000
Prepaid Expenses                      448,000        660,000

Total Current Assets               34,951,000     36,171,000

Investments                                 _      2,286,000
Property, Plant and Equipment      45,154,000     29,020,000
Other Assets                        9,757,000      3,387,000

Total Assets                      $89,862,000    $70,864,000

LIABILITIES
Current Liabilities
Bank  Indebtedness                $         _    $   180,000
Accounts Payable and
   Accrued Liabilities              9,360,000      8,474,000
Accrued Income Taxes                  721,000        397,000
Current Portion of Long Term Debt   2,374,000      1,074,000
Deferred Revenue                      359,000              _

Total Current Liabilities          13,084,000     10,125,000

Long Term Debt                     10,188,000      5,461,000
Other Non-Current Liabilities         546,000        549,000
Deferred Income Taxes                 634,000        677,000

Total Liabilities                  24,452,000     16,812,000

SHAREHOLDERS' EQUITY
Common Stock                        8,017,000      7,168,000
Paid-In Capital                    44,923,000     38,291,000
Retained Earnings                  15,370,000     11,668,000
Note Receivable from Shareholder   (1,749,000)    (1,749,000)
Cumulative Translation Adjustment  (1,151,000)    (1,326,000)
Total Shareholders' Equity         65,410,000     54,052,000

Total Liabilities and
  Shareholders' Equity            $89,862,000    $70,864,000


                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENT OF INCOME


                       3 Months Ended June 30      6 Months Ended June 30
                            1995         1994           1995         1994
                                             (unaudited)


NET SALES               $21,439,000$13,388,000   $42,544,000  $25,787,000

COSTS AND EXPENSES
Cost of goods sold       15,982,000  9,739,000    32,135,000   19,023,000
Selling, general and
   administrative         2,085,000  1,562,000     4,143,000    3,039,000
Depreciation, depletion
  and amortization          907,000    661,000     1,678,000    1,234,000

                         18,974,000 11,962,000    37,956,000   23,296,000

OPERATING INCOME          2,465,000  1,426,000     4,588,000    2,491,000

Interest expense, net       125,000    178,000       154,000      328,000
Other, net                   94,000    (79,000)      (45,000)    (155,000)

                            219,000     99,000       109,000      173,000

INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES2,246,000  1,327,000     4,479,000    2,318,000

Provision for Income Taxes   63,000    199,000       777,000      426,000

NET INCOME               $2,183,000 $1,128,000    $3,702,000   $1,892,000

NET INCOME PER SHARE          $0.28      $0.24         $0.48        $0.41

AVERAGE COMMON SHARES
OUTSTANDING               7,965,434  4,804,818     7,747,786    4,601,094

                        ZEMEX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30,

                                                           1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Income from continuing operations                   $3,702,000    $1,892,000
  Adjustments to reconcile income
     from continuing operations to net cash flows
         Depreciation,  depletion  and  amortization  1,678,000     1,234,000
         Increase (decrease) in deferred income taxes   (42,000)      258,000
         Share of net income (loss) of investees        (87,000)      (30,000)
         Gain  (loss)  on  sale  of  property,
           plant  & equipment                                 -       (74,000)
         Increase)decrease in other assets
           excluding  assets held  for  sale                  -      (308,000)
         Increase  (decrease) in non-current
           liabilities                                   (3,000)      168,000
         Changes in non-cash working capital items   (1,529,000)   (1,695,000)

Net cash provided by operating activities             3,719,000     1,445,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment      (12,249,000)     (854,000)
    Proceeds from sale of asset                         134,000        78,000
    Cash acquired in acquisition                        688,000             -
    Insurance recovery                                  450,000             -
    Additions to other assets                          (800,000)            -
    Investments                                               -    (2,000,000)

Net cash used in investing activities               (11,777,000)   (2,776,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in long term debt                    3,576,000             -
    Net decrease in bank indebtedness                  (180,000)     (237,000)
    Repayment of long term debt                               -    (1,224,000)
    Issuance of common stock                            727,000     2,165,000

Net cash provided by  financing activities            4,123,000       704,000


EFFECT OF EXCHANGE RATE CHANGES ON CASH                  11,000       (49,000)


NET DECREASE IN CASH                                 (3,924,000)     (676,000)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               8,343,000     3,796,000


CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                        $4,419,000    $3,120,000




Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 1995 and 1994 and the six months ended June 30, 1995 and 1994 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

1. On May 5, 1995, the Corporation increased its investment in Alumitech, Inc. ("Alumitech") from 73% to 100% by issuing 343,126
common   shares.  The  Corporation had previously increased its
investment in Alumitech from 42% to 73% on February 15, 1995 by issuing 412,500 common shares of Zemex Corporation. Prior to February 15, 1995 the investment in Alumitech was accounted for under the equity method and the equity income recognized during this period was $87,000.

2.    On May 1, 1995, at its Annual Meeting of Shareholders,  the
Corporation received approval to increase its authorized share capital to 25,000,000 shares, consisting of 20,000,000 common shares and 5,000,000 preferred shares.

3. On May 15, 1995, the Corporation , through its wholly owned subsidiary, Suzorite Mineral Products, Inc., purchased the fixed assets and inventory of Benwood Limestone Company, Inc. for approximately $3.5 million.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 1995 and the three months ended June 30, 1994, and the six months ended June 30, 1995 and the six months ended June 30, 1994, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

Results of Operations

Three  Months Ended June 30, 1995 Compared to Three Months  Ended
June 30, 1994

Net Sales

The Corporation's net sales for the three months ended June 30, 1995 were $21.4 million, an increase of $8.1 million, or 60.7%, from the comparable period in 1994. Sales increased by $8.0 million as a result of the acquisitions of a metal powders producer in September 1994, a talc operation in December 1994 and an aluminum dross reprocessor by way of a step purchase completed May 5, 1995. The increase in sales was also attributable to higher sales volumes of the Corporation feldspar and metal powders.

Net sales in the industrial minerals segment for the three month period ended June 30, 1995 increased by $1.5 million, or 18.9 %, compared to the 1994 period. This increase was primarily due to increased demand for the Corporation's sodium feldspar products fueled by growth in both the housing and construction sectors of the economy and to the acquisition of a talc operation in December 1994.

Net sales in the metal powders and recycling segment for the three months ended June 30, 1995 were $12.0 million, an increase of $6.6 million, or 119.4%, from the comparable period in 1994. The increase was attributable primarily to increased sales of sponge products the September 1994 acquisition of a copper powder producer in Greenback, Tennessee and the consolidation of
Alumitech.   The rate of growth, however, was adversely affected
by an explosion in the first quarter and a disruption in hydrogen supply that extended a regularly scheduled plant maintenance shutdown well beyond expectations in the second quarter.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 1995 was $16.0 million, an increase of $6.2 million, or 64.1%, from the comparable period in 1994. As a percent of net sales, cost of goods sold increased to 74.5% for the three months ended June 30, 1995 from 73.0% for the same period in 1994 period. The increase in cost of goods sold was primarily due to lower margins on incremental revenue from recently acquired companies.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A expense") for the three months ended June 30, 1995 increased by 33.5% from the comparable 1994 period to $2.1 million. Of the increase $0.6 million or 30.7% was due to operations acquired subsequent to the 1994 period. As a percentage of net sales, SG&A expense decreased from 11.7% in the 1994 period to 9.7% in the 1995 period, reflecting the benefit derived from higher volumes resulting in lower unit cost absorption.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 1995 was $0.9 million, an increase of 37.2% over the comparable period in 1994. The increase was due to assets acquired during 1994 and the first half 1995.

Operating Income

Operating income for the three month period ended June  30,  1995 was $2.5 million, an increase of $1.0 million, or 72.9%, from the comparable period in 1994. The increase was due in part to the reasons discussed above.

Interest Expense, Net

Interest expense for the three months ended June 30, 1995 was $0.13 million, down from $0.18 million for the comparable period in 1994. This is attributable to the reduction of long term debt achieved by the partial use of proceeds of the September 1994 secondary public offering.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended June 30, 1995 decreased to $63,000 from $.0.2 million in the comparable period in 1994. The decrease is due to the fact that the foreign tax provision has declined significantly.

Net Income

As a result of the factors discussed above, net income for the three months ended June 30, 1995 was $2.2 million, an increase of 93.5% from the comparable period in 1994.


Six  Months Ended June 30, 1995 Compared to Six Months Ended June
30, 1994

Net Sales

The Corporation's net sales for the six months ended June 30, 1995 were $42.5 million, an increase of $16.8 million, or 65%, from the comparable period in 1994. Sales increased by $14.5 million as a result of the acquisitions of a metal powders producer in September 1994, a talc operation in December 1994 and an aluminum dross reprocessor by way of a step purchase completed on May 5, 1995. The increase in sales was also attributable to higher sales volumes of the Corporation's feldspar and metal powders.

Net sales in the industrial minerals segment for the six month period ended June 30, 1995 increased by $3.2 million, or 20.8%, compared to the 1994 period. This increase was primarily due to increased demand for the Corporation's sodium feldspar products fueled by growth both in the housing and construction sectors of the economy and to the acquisition of a talc operation in December 1994.

Net sales in the metal powders and recycling segment for the six months ended June 30, 1995 were $24.1 million, an increase of $13.6 million, or 128.8%, from the comparable period in 1994.
The increase was attributable primarily to significantly higher sales volumes, increased sales for atomized powder products and the September 1994 acquisition of a copper powder producer
in  Greenback, Tennessee.   As  mentioned  above,  this  segment
also contains figures for Alumitech. The steep rate of growth, however, was curbed somewhat in the latter part of the quarter after an explosion occurred on March 8, 1995 in the  powdered  steel atomizing  furnace at the Niagara Falls,
New York  facility.  The plant  resumed full operation on
April 14, 1995.    In  addition, the  Niagara Falls facility also
experienced a two week shutdown in June as the annual maintenance shutdown was increased from one to two weeks because of a disruption in the facility's supply of hydrogen.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 1995 was $32.1 million, an increase of $13.1 million, or 68.9%, from the comparable period in 1994. As a percent of net sales, cost of goods sold increased to 75.5% for the six months ended June 30, 1995 from 73.8% for the same period in 1994 period. The increase in cost of goods sold was primarily due to lower margins on incremental revenue from recently acquired companies.

Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 1995 increased by 36.3% from the comparable 1994 period to $4.1 million. Of the $1.0 million or 24.3% was due to operations acquired subsquent to the 1994 period. As a percentage of net sales, SG&A expense decreased from 11.8% in the 1994 period to 9.7% in the 1995 period, reflecting the benefit derived from higher volumes resulting in lower unit cost absorption.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended
June 30, 1995 was $1.7 million, an increase of 36% over the comparable period in 1994. The increase was due to assets acquired during 1994 and the first half of 1995.

Operating Income

Operating income for the six month period ended June 30, 1995 was $4.6 million, an increase of $2.1 million, or 84.2%, from the comparable period in 1994. The increase was due in part to the reasons discussed above.

Interest Expense, Net

Interest expense for the six months ended June 30, 1995 was $0.2, down from $0.3 for the comparable period in 1994. This is attributable to the reduction of long term debt achieved by the partial use of proceeds of the September 1994 secondary public offering.

Provision for Income Taxes

The Corporation's provision for income taxes for the six months ended June 30, 1995 increased to $0.7 million from $0.4 million in the comparable period in 1994. The increase is partially due to a change in the accounting treatment of net operating losses pursuant to the implementation of FAS 109 and as a result of increased profitability. However, the Corporation has enough loss carryforwards to effectively shelter income in 1995. Accordingly, the provision for income taxes will be for foreign taxes only.

Net Income

As a result of the factors discussed above, net income for the six months ended June 30, 1995 was $3.7 million, an increase of 95.7% from the comparable period in 1994.


Liquidity and Capital Resources

Acquisitions

Benwood

On May 15, 1995, the Corporation acquired the assets of Benwood Limestone Company, Inc. ("Benwood"), a division of James River Limestone Company, Inc. ("James River") for approximately $3.5 million. Benwood was purchased through a 100% wholly owned subsidiary of the Corporation, Suzorite Mineral Products, Inc. ("Suzorite"). The acquisition of Benwood offers Suzorite the opportunity to expand its present talc and mineral processing capability, and serves as a strategic shipping point for all the Corporation's business units. Benwood will continue to process consumer products for its former owner, James River, under a long term contract.

Alumitech, Inc.

On May 5, 1995 the Corporation completed its step purchase of 100% (fully diluted) of Alumitech, Inc. ("Alumitech") by issuing 343,126 common shares. The Corporation had previously increased its investment in Alumitech from 42% to 73% on February 15, 1995 by issuing 412,500 common shares of Zemex Corporation. The Corporation had first acquired a minority interest in Alumitech in May 1994.

Alumitech has developed proprietary and patented technology to process chloride-based drosses and saltcake materials from waste generated in recycling aluminum scrap and beverage cans into usable and commercial products. This technology, in its newly developed form, is capable of completely recycling dross and saltcake thereby eliminating all landfill requirements. Alumitech currently processes approximately 60,000 tons per year and reclaims nearly 80% of the incoming feed but aniticipates having the ability to reclaim 100% of this material by late 1995. With this technology, Alumitech is considered an industry leader in recycling of chloride base aluminum dross and saltcake material. The materials produced from this proprietary process include aluminum metal, salts, exothermic compounds, ceramic fiber and abrasive materials.

Cash Flow from Operations

Net cash provided by operating activities for the six months ended June 30, 1995 was $3.7 million, up $2.3 million, or 157.4% relative to the year ended December 31, 1995. During the first six months of 1995, the Corporation generated positive cash flow from operations of $3.7 million as compared to $1.4 million for the first six months of 1994. In 1995, non-cash working capital items used $1.5 million of the cash otherwise generated from operations as compared to $1.7 million for the corresponding period of 1994, as a result of increases in accounts receivable, accounts payable, accrued liabilities, accrued income taxes and inventories and a decrease in prepaid expenses.

The Corporation had $21.9 million of working capital at June 30, 1995, compared to $26.0 million at December 31, 1994. The decrease of $4.1 million is attributable to an increase in capital expenditures of $12.2 million funded by cash on hand and funds from operations, partially offset by an increase in non-cash working capital items due to the acquisition of Alumitech.

Financing Agreements

In  May  1995, the Corporation drew down $3.5 million of its  $25 million loan facility with NationsBank of Tennessee to finance the acquisition of an industrial mineral processor. (See Notes to Consolidated Financial Statements).

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of August, 1995.



                              ZEMEX CORPORATION
                              (Registrant)



                              By
                              :
                                  Allen J. Palmiere
                                  Vice  President  and  Chief
                                  Financial Officer