Form 10-Q
period 1995-09-30
ZEMEX CORP
filed 1995-11-14
CIK 75644

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995
                  Commission file number 1-228


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


   Securities registered pursuant to Section 12(b) of the Act:


New York Stock Exchange            Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     NO
                         X

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

8,551,590 shares of capital stock outstanding as of November 8, 1995.
                 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                           September 30, 1995December 31, 1994
                                  (unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents          $2,821,000     $8,343,000
Accounts Receivable                13,925,000     10,678,000
Inventories                        17,692,000     16,490,000
Prepaid Expenses                    1,071,000        660,000

Total Current Assets               35,509,000     36,171,000

Investments                                 _      2,286,000
Property, Plant and Equipment      47,410,000     29,020,000
Other Assets                       10,157,000      3,387,000

Total Assets                      $93,076,000    $70,864,000

LIABILITIES
Current Liabilities
Bank Indebtedness            $              _    $   180,000
Accounts Payable
  and Accrued Liabilities           9,698,000      8,474,000
Accrued Income Taxes                  792,000        397,000
Current Portion of Long Term Debt   2,710,000      1,074,000
Deferred Revenue                      277,000              _

Total Current Liabilities          13,477,000     10,125,000

Long Term Debt                      7,499,000      5,461,000
Other Non-Current Liabilities         588,000        549,000
Deferred Income Taxes                 610,000        677,000

Total Liabilities                  22,174,000     16,812,000

SHAREHOLDERS' EQUITY
Common Stock                        8,494,000      7,168,000
Paid-In Capital                    48,202,000     38,291,000
Retained Earnings                  16,932,000     11,668,000
Note Receivable from Shareholder  (1,749,000)    (1,749,000)
Cumulative Translation Adjustment   (977,000)    (1,326,000)

Total Shareholders' Equity         70,902,000     54,052,000

Total Liabilities
  and Shareholders' Equity        $93,076,000    $70,864,000


                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENT OF INCOME


                 3 Months Ended September 30,9 Months Ended September 30,
                               1995      1994        1995      1994

                                        (unaudited)
NET SALES               $21,748,000$13,333,000$64,292,000$39,120,000

COSTS AND EXPENSES
Cost of Goods Sold       16,183,000 9,587,000  48,319,00028,610,000
Selling, General
  and Administrative      2,719,000 1,477,000   6,861,000 4,516,000
Depreciation, Depletion
  and Amortization        1,024,000   633,000   2,702,000 1,867,000

                         19,926,00011,697,000  57,882,00034,993,000


OPERATING INCOME          1,822,000 1,636,000   6,410,000 4,127,000

Interest Expense, net       137,000   129,000     290,000  457,000
Other, net                   78,000    (8,000)     33,000 (163,000)

                            215,000   121,000     323,000  294,000

INCOME  BEFORE
PROVISION FOR INCOME TAXES1,607,000 1,515,000   6,087,000 3,833,000
Provision for Income Taxes   45,000   201,000     823,000   627,000

NET INCOME               $1,562,000$1,314,000  $5,264,000$3,206,000


NET INCOME PER SHARE          $0.18     $0.24       $0.67     $0.67




                        ZEMEX CORPORATION
          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                             1995      1994

                                           (unaudited)

Retained Earnings, Beginning of Period$11,668,000$  6,738,000
Net Income for the Period               5,264,000 3,206,000

                                       16,932,000 9,944,000

Dividends Declared                              _         _

RETAINED EARNINGS, END OF PERIOD      $16,932,000$9,944,000



                        ZEMEX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                              1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $5,264,000$3,206,000
 Adjustments to reconcile income to net cash flows from operating Depreciation, depletion
   and amortization                      2,702,000 1,867,000
 Increase (decrease) in deferred
   income taxes                            (67,000)  152,000
 Share of net income of investees          (87,000) (114,000)
 Increase (decrease) in
   non-current liabilities                  40,000   184,000
 Changes in non-cash working
   capital items                        (3,628,000)(3,744,000)
 Employer's portion of employee
    stock purchase  plan                   177,000       _
 Gain on sale of property, plant
    and  equipment                            _       (74,000)
 Increase in other assets including excluding assets
   held for sale                              _       (74,000)

Net cash provided by operating activities4,401,000  1,403,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions  to  property, plant
    and equipment                      (15,528,000)(1,861,000)
 Disposals of property, plant and equipment  2,000         _
 Retirement of property, plant and equipment     _    78,000
 Proceeds from sale of asset               134,000
 Cash acquired in acquisition              688,000
 Insurance recovery                        450,000         _
 Additions to other assets             (1,232,000)
 Investments                                     _(2,019,000)
 Greenback net asset purchase                    _ (559,000)

Net  cash  provided by (used in)
  investing activities                 (15,486,000)(4,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in long term debt          1,223,000         _
 Net decrease in bank indebtedness       (180,000)   (595,000)
 Repayment of long term debt                     _   (159,000)
 Issuance of common stock                4,460,000 20,963,000
 Tax payments for exercised stock options   22,000         _

Net  cash  provided  by  (used in) financing
  activities                             5,525,000 20,209,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH     38,000  (30,000)

NET INCREASE (DECREASE) IN CASH        (5,522,000)17,221,000
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                             8,343,000 3,796,000

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                           $2,821,000$21,017,000



Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the
"Corporation"). The financial data for the nine months ended September 30, 1995 and 1994 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.


1. On May 5, 1995, the Corporation increased its investment in Alumitech, Inc. ("Alumitech") from 73% to 100% by issuing 343,126 common shares. The Corporation had previously increased its investment in Alumitech from 42% to 73% on February 15, 1995 by issuing 412,500 common shares of Zemex Corporation. Prior to February 15, 1995, the investment in Alumitech was accounted for under the equity method and the equity income recognized during this period was $87,000.


2.    On May 1, 1995, at its Annual Meeting of Shareholders,  the
Corporation received approval to increase its authorized share capital to 25,000,000 shares, consisting of 20,000,000 common shares and 5,000,000 preferred shares.

3. On May 15, 1995, the Corporation, through its wholly owned subsidiary, Suzorite Mineral Products, Inc., purchased the fixed assets and inventory of Benwood Limestone Company, Inc. for approximately $3.5 million.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of
Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 1995 and September 30, 1994, and for the nine months ended September 30, 1995 and September 30, 1994, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

Results of Operations


Three  Months  Ended September 30, 1995 Compared to Three  Months
Ended September 30, 1994

Net Sales

The Corporation's net sales for the three months ended September 30, 1995 were $21.7 million, an increase of $8.4 million, or 63.1%, from the comparable period in 1994. The increase in sales was primarily the result of the acquisitions of a metal powders producer in September 1994, a talc operation in December 1994, and an aluminum dross reprocessor by way of a step purchase completed May 5, 1995.

Net sales in the industrial minerals segment for the three month period ended September 30, 1995 increased by $2.0 million, or
26.8 %, compared to the 1994 period. This increase was primarily due to strong demand for the Corporation's sodium feldspar products and to the acquisition of a talc operation in December 1994, offset in part by softer sales of high end mica products.

Net sales in the metal powders and recycling segment for the three months ended September 30, 1995 were $12.1 million, an increase of $6.4 million, or 111.6%, from the comparable period in 1994. The increase was attributable primarily to increased sales of sponge products, the September 1994 acquisition of a copper powder producer in Greenback, Tennessee and the consolidation of Alumitech. The rate of growth, however, was adversely affected by both the long term effects of an explosion at the Niagara atomized powder plant in March and weakness in the market for atomized steel powders.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 1995 was $16.2 million, an increase of $6.6 million, or 68.8%, from the comparable period in 1994. As a percent of net sales, cost of goods sold increased to 74.4% for the three months ended September 30, 1995 from 71.9% for the same period in 1994 period. The decrease in gross margin was primarily due to lower margins on incremental revenue from recent acquisitions and reduced contributions from the powdered metal operations.



Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A expense") for the three months ended September 30, 1995 increased by 84.1% from the comparable 1994 period to $2.7 million. Of the increase $1.1 million or 90.1% was due to operations acquired subsequent to the 1994 period. As a percentage of net sales, SG&A expense increased from 11.1% in the 1994 period to 12.5% in the 1995 period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 1995 was $1.0 million, an increase of 61.8% over the comparable period in 1994. The increase was due to assets acquired during 1994 and the first nine months of 1995.

Operating Income

Operating income for the three month period ended September 30, 1995 was $1.8 million, an increase of $0.2 million, or 11.4%, from the comparable period in 1994. The increase was due in part to the reasons discussed above.

Interest Expense, Net

Interest  expense for the three months ended September  30,  1995 was $0.1 million, virtually unchanged from the comparable period in 1994.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended September 30, 1995 decreased to $45,000 from $0.2 million in the comparable period in 1994. The decrease is partially due to the fact that the foreign tax provision has declined significantly.

Net Income

As a result of the factors discussed above, net income for the three months ended September 30, 1995 was $1.6 million, an increase of 18.9% from the comparable period in 1994.

Nine  Months  Ended September 30, 1995 Compared  to  Nine  Months
Ended September 30, 1994

Net Sales

The Corporation's net sales for the nine months ended September 30, 1995 were $64.3 million, an increase of $25.2 million, or 64.3%, from the comparable period in 1994. Sales increased by $24.7 million as a result of the acquisitions of a metal powders producer in September 1994, a talc operation in December 1994 and an aluminum dross reprocessor by way of a step purchase completed on May 5, 1995. The increase in sales was also attributable to higher sales volumes of the Corporation's feldspar.

Net sales in the industrial minerals segment for the nine month period ended September 30, 1995 increased by $5.2 million, or 22.8%, compared to the 1994 period. This increase was primarily due to strong demand for the Corporation's sodium feldspar products and to the acquisition of a talc operation in December 1994 offset in part by lower mica sales.

Net sales in the metal powders and recycling segment for the nine months ended September 30, 1995 were $36.2 million, an increase of $20.0 million, or 122.7%, from the comparable period in 1994. The increase was attributable primarily to the September 1994 acquisition of a copper powder producer in Greenback, Tennessee. As mentioned above, this segment also contains figures for Alumitech. The rate of growth for atomized powder products has been curbed somewhat since an explosion occurred on March 8, 1995 in the powdered steel atomizing furnace at the Niagara Falls, New York facility. Although the plant resumed full operation on April 14, 1995, an inventory adjustment by suppliers to the automotive industry has hampered recovery. In addition, the Niagara Falls facility also experienced a two-week shutdown in June as the annual maintenance shutdown was increased from one to two weeks because of a disruption in the facility's supply of hydrogen.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 1995 was $48.3 million, an increase of $19.7 million, or 68.9%, from the comparable period in 1994. As a percent of net sales, cost of goods sold increased to 75.2% for the nine months ended September 30, 1995 from 73.1% for the same period in 1994 period. The decrease in margin was primarily due to lower margins on incremental revenue from recent acquisitions and reduced contributions from the powdered metal operations..

Selling, General and Administrative Expense

SG&A  expense  for  the  nine months  ended  September  30,  1995 increased by $2.3 million or 51.9% from the comparable 1994 period to $6.9 million. Of the increase $2.6 million was due to operations acquired subsequent to the 1994 period. As a percentage of net sales, SG&A expense decreased from 11.5% in the 1994 period to 10.7% in the 1995 period, reflecting the benefit derived from higher volumes resulting in lower unit cost absorption.

Depreciation, Depletion and Amortization

Depreciation,  depletion and amortization  for  the  nine  months ended  September 30, 1995 was $2.7 million, an increase of  44.7%
over the comparable period in 1994. The increase was due to assets acquired during 1994 and the first half of 1995.

Operating Income

Operating income for the nine month period ended September 30, 1995 was $6.4 million, an increase of $2.3 million, or 55.3%, from the comparable period in 1994. The increase was due in part to the reasons discussed above.

Interest Expense, Net

Interest expense for the nine months ended September 30, 1995 was $0.3 million, down from $0.5 million for the comparable period in 1994. This is attributable to the reduction of long term debt achieved by the partial use of proceeds of the September 1994 secondary public offering.

Provision for Income Taxes

The Corporation's provision for income taxes for the nine months ended September 30, 1995 increased to $0.8 million from $0.6 million in the comparable period in 1994. The increase is partially due to a change in the accounting treatment of net operating losses pursuant to the implementation of FAS 109 and as a result of increased profitability. Accordingly, since the Corporation has enough loss carryforwards to effectively shelter income in 1995, the provision for income taxes will be for foreign taxes only.

Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 1995 was $5.3 million, an increase of 64.2% from the comparable period in 1994.


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

Alumitech, Inc.

On May 5, 1995, the Corporation completed its step purchase of 100% (fully diluted) of Alumitech, Inc. ("Alumitech") by issuing 343,126 common shares. The Corporation had previously increased its investment in Alumitech from 42% to 73% on February 15, 1995 by issuing 412,500 common shares of Zemex Corporation. The Corporation had first acquired a minority interest in Alumitech in May 1994.

Alumitech has developed proprietary and patented technology to process chloride-based drosses and saltcake materials from waste generated in recycling aluminum scrap and beverage cans into usable and commercial products. This technology, in its newly developed form, is capable of completely recycling dross and saltcake thereby eliminating all landfill requirements. Alumitech currently processes approximately 60,000 tons per year and reclaims nearly 80% of the incoming feed but anticipates having the ability to reclaim 100% of this material by late 1995. With this technology, Alumitech is considered an industry leader in recycling of chloride base aluminum dross and saltcake material. The materials produced from this proprietary process include aluminum metal, salts, exothermic compounds, ceramic fiber and abrasive materials.

Cash Flow from Operations

Net cash provided by operating activities for the nine months ended September 30, 1995 was $4.4 million, up $3.0 million, or 157.4% relative to the nine months ended September 30, 1994. In 1995, non-cash working capital items used $3.3 million of the cash otherwise generated from operations as compared to $3.7 million for the corresponding period of 1994, as a result of increases in accounts receivable, accounts payable, accrued liabilities, accrued income taxes and inventories and a decrease in prepaid expenses.

The Corporation had $22.0 million of working capital at September 30, 1995, compared to $26.0 million at December 31, 1994. The decrease of $4.0 million is attributable to capital expenditures of $15.5 million funded by cash on hand, funds from operations, issuance of capital stock and a slight increase in long term debt.

Financing Agreements

In July 1995, the Corporation repaid the $3.5 million loan it borrowed to finance the acquisition of an industrial mineral processor. (See Notes to Consolidated Financial Statements).

The Corporation has borrowed $2.7 million to partially finance the expansion project at its sodium feldspar operation at Spruce
Pine, North Carolina.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of November, 1995.


                 ZEMEX CORPORATION
                 (Registrant)

                 By:   /s/Allen J. Palmiere

                       Allen J. Palmiere
                       Vice President and Chief Financial Officer