Form 10-K
period 1995-12-31
ZEMEX CORP
filed 1996-04-01
CIK 75644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

                          ANNUAL REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                  Commission file number 1-228

                        ZEMEX CORPORATION
     (Exact name of registrant as specified in its charter)

     Delaware               1031              13-5496920
  (State or other    (Primary standard     (I.R.S. employer
  jurisdiction of        industrial         identification
 incorporation or   classification code         number)
   organization)          number)


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

The  aggregate market value of registrant's voting stock (Capital
Stock, $1.00 par value) held by non-affiliates as of March 8, 1996 (based on the closing sale price of $9.00 on the New York
Stock Exchange) was $36,266,796.

As  of  March  8,  1996 there were 8,712,728 of the  registrant's
Capital Stock, $1.00 par value, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31,
1995                                               Part II

Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A with respect to Annual Meeting of Shareholders
Part III

                            FORM 10-K
                          ANNUAL REPORT

                        TABLE OF CONTENTS
                               AND
                      CROSS-REFERENCE SHEET


                             PART I
Page
Item 1.   Business                                         1
Item 2.   Properties                                       6
Item 3.   Legal Proceedings                                7
Item 4.   Submission of Matters to a Vote of Security Holders7
Item 10.  Executive and Other Officers of the Registrant (A)  7

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters (B)                          8
Item 6.   Selected Financial Data (C)                      9
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation (D)                              9
Item 8.   Financial Statements and Supplementary Data (E)  9
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                              9

                            PART III

Item 10.
Directors of the Registrant(F)                             *
Item 11.
Executive Compensation(F)                                  *
Item 12.
Security Ownership of Certain Beneficial Owners and Management
(F)   *
Item 13.                                                  Certain
Relationships and Related Transactions (F)                 *

                             PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K
9

__________________________

(A)
  Included in Part I pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

(B) Information responsive to this Item is set forth on page 21 of registrant's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report to Shareholders") and is incorporated herein by reference. The Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.

(C) Information responsive to this Item is set forth on page 44 of the Annual Report to Shareholders and is incorporated herein by reference.

(D) Information responsive to this Item is set forth on pages 12 through 21 of the Annual Report to Shareholders and is incorporated herein by reference.

(E) Financial statements responsive to this Item are set forth on pages 22 through 43 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report.

(F) Information responsive to this Item is set forth in registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and in the Annual Report to Shareholders on Page 42 (Note 15) and is incorporated herein by reference.
                             PART I


ITEM 1.  BUSINESS

General

Zemex Corporation (the "Corporation" or "Zemex"), a Delaware corporation, was incorporated in 1985 as the successor to Pacific Tin Corporation. Zemex is a niche producer of industrial minerals and metal products. Its principal businesses are industrial minerals, metal powders, and aluminum waste recycling. Major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, ferrous and non ferrous powders and aluminum dross derivatives.

Industrial Minerals

The Corporation's industrial minerals segment consists of three wholly-owned subsidiaries: The Feldspar Corporation ("TFC"),
Suzorite  Mica  Products Inc. ("Suzorite") and  Suzorite  Mineral
Products, Inc. ("SMP").

The products produced by TFC include feldspar, silica, muscovite mica and kaolin clay. Industries supplied include glass and ceramics. Feldspathic minerals and certain grades of industrial sand are used to manufacture bottles, jars, and other glass containers, fiberglass, paints and plastics, and television picture tubes. Feldspar and kaolin are major raw materials for the ceramic industry, and are incorporated in a variety of products that include ceramic floor and wall tiles, dinnerware, plumbing fixtures, glazes and electrical insulators. Industrial sand is also used for filter, trap, filler, beach, blasting and concrete applications. TFC is also producing a new low iron sand product for use in specialized lighting. TFC's operating plants are located in Florida, Georgia and North Carolina.

Suzorite mines phlogopite mica in an open pit mining operation in Suzor Township, Quebec, Canada, approximately 200 miles north of Montreal, Quebec. The ore is mined by standard, open pit methods and delivered to a siding for ultimate transportation by rail to the processing plant, which is located in Boucherville, Quebec, a suburb of Montreal. Processing of phlogopite mica involves milling, screening and proprietary processing steps to produce products of various size fractions which find ultimate use in a variety of applications, such as partial or complete substitution for asbestos in fire retardation, friction materials, oil well drilling needs, caulking and molding compounds, coatings, plasters and plastics. One of the most significant areas of use is in technological plastic and high temperature plastic applications, as phlogopite mica has a distinct thermal stability advantage over competitive materials. These products are marketed under the trade names of Suzorite Mica and Suzorex. The principal markets served by Suzorite are the automobile, construction and oil drilling industries.

The  most  recent addition to the industrial minerals segment  is the talc business. In late 1994, the company acquired talc operations in New York, North Carolina and Texas and in May 1995 it bought an additional processing facility in West Virginia. SMP produces talc which is used in the ceramics, paint and paper industries. Its plants are located in New York, North Carolina, Texas and West Virginia. Talc is used in the cosmetic and pharmaceutical industries and in the coatings, plastics and ceramics industries. SMP plans to develop a niche for itself in the talc marketplace by offering such specialty products as fine grind and surface treated talc products. Customers are currently testing these products and, if successful, these products will begin to be sold some time in 1996.

Demand for these industrial minerals is related to the pace of the general economy and is particularly related to the automotive industry and the residential and commercial construction and remodeling industries. Industrial minerals sales in 1995 totaled $37.1 million, compared with $30.4 million in 1994.

This business segment recorded the fifth straight year of improved operating income before restructuring charges, with $4.6 million in 1995, $3.9 million in 1994, $2.4 million in 1993, $2.2 million in 1992, and $0.8 million in 1991, due to increased sales and margins. Major efforts were made in the area of cost reduction, continuous quality improvement and the introduction of new value added products.

During   1995,   considerable  efforts  were  put  into   product
development, market research, cost saving capital projects and product quality improvement systems. The Corporation expects these efforts will bear fruit in the future.

Capital expenditures were $9.7 million in 1995, compared to $2.1 million in 1994. The 1995 expenditures were used to replace mining equipment, make mill modifications to produce a new product and to increase production capacity at TFC's sodium feldspar facility in Spruce Pine, North Carolina. It is anticipated that 1996 capital expenditures will be higher due to the completion of the expansion project and construction of a high purity silica plant adjacent to the North Carolina sodium feldspar facility and increased fine grind capacity at the facility in West Virginia.

Metal Products

The metal products segment consists of Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron") and Alumitech,
Inc., Aluminum Waste Technology, Inc. and Engineered Thermal Systems, Inc. (collectively, "Alumitech"), all of which are wholly-owned subsidiaries of Zemex.

Pyron operates plants located in Niagara Falls, New York, St. Marys, Pennsylvania, Greenback, Tennessee and Maryville, Tennessee. In 1992, Pyron acquired Pyron Metal Powders, Inc. of Maryville, Tennessee (renamed from Ligonier Powders, Inc.) out of bankruptcy. In 1994, Pyron purchased the assets of Greenback Industries, Inc. Combined, the acquisitions give Pyron the ability to produce a range of high quality copper and copper alloy powders at its plants in Maryville and Greenback,
Tennessee. These products complement Pyron's iron and steel powder products and are sold through Pyron's existing marketing and sales organization.

Pyron's major products include iron, steel, copper and copper alloy powders. The largest use of metal powders is in the fabrication of precision metal parts by the powder metallurgy process. Powder metallurgy is an efficient, economical process for the production of numerous components for the automotive, farm, garden and lawn equipment, and business machine industries. Key features of powder metallurgy technology are low scrap ratios and lower production costs than other metal working processes such as casting and forging. In addition, in recent years, metal powder use in automotive and rail braking systems has grown rapidly as a replacement for asbestos, achieving better performance and improving environmental and health conditions. Metal powders are also used in making welding rods, for cutting and scarfing of steel ingots and billets, for the inspection of oil field pipe and tubing, and in food supplements.

At Pyron, sales of atomized iron and steel products increased in 1993, however, due to technological problems, the rate of increase was less than anticipated. Late in 1993, the technical problems were resolved and in 1994 the product rapidly gained customer acceptance. In March 1995, there was an interruption in production due to an explosion in the atomization facility. This resulted in lost sales at a time when the market was slowing due to an inventory adjustment by suppliers to the automotive industry. The impact continued through to the end of 1995 but management sees signs of improvement for 1996.

In 1995 the only domestic producer of manganese sulfide was sold to a European company and the facility was relocated to Sweden. Pyron has developed a product line and new process and is initiating construction of a facility for the production of manganese sulfide. This new product is currently in the hands of customers for qualification. With its extended product line, Pyron has become a valuable and flexible supplier with a long term future in what management believes to be a very promising industry.

Also in 1995, Pyron completed construction of a blending facility in St. Marys, Pennsylvania. This new blending plant enhances product delivery and allows customers to take advantage of just-in-time ordering. In the short time it has been in operation, the St. Marys plant has gained wide acceptance in the marketplace.

Late in 1993, the Corporation entered into an agreement whereby it became the exclusive sales agent to the powdered metal markets for powdered nickel produced in Russia, making Pyron the second largest supplier of this material to this market in North America.

Zemex is 100% owner of Alumitech, an aluminum dross reprocessor. Alumitech has developed, patented and is commercializing its leading edge aluminum dross recycling technology. The process transforms chloride-based drosses received from secondary aluminum producers into a number of commercial components, including ceramic type materials. Currently, competitive processes landfill anywhere from 40%-75% of the volume of dross received whereas Alumitech's recycling process will virtually eliminate the need for landfill.

The Corporation acquired its initial interest in Alumitech in 1994 and increased its ownership to 100% in 1995. Alumitech has two processing plants: an aluminum dross plant in Cleveland, Ohio and a ceramic fiber plant in Streetsboro, Ohio. Aluminum dross is a waste product produced by primary and secondary aluminum smelters.

Secondary dross, which is high in chloride content, forms the primary feedstock for Alumitech's dross plant. Conventional dross processors extract the contained metallic aluminum and landfill the balance. The process that Alumitech is currently commercializing extracts the metallic aluminum, re-crystallizes the sodium, potassium, and magnesium chlorides, extracts residual fines as exothermics and converts the balance into its proprietary non-metallic product ("NMP"). The NMP is a feedstock for the production of ceramic products. The end result of the process is the ability for the total elimination of landfill arising from aluminum dross. Alumitech's patents on its technology to process NMP have a remaining life of about fourteen years.

Alumitech also operates a ceramic fiber plant which melts the NMP in an electric arc furnace and converts it into ceramic fiber. The fiber is blown into a blanket which is cut to dimension. The final product is an insulation material with a temperature of degradation of as high as 2200oF.

Management  expects  that  Alumitech's  process  will  be   fully
commercialized in 1996 and that construction of a second dross plant will begin in 1996.

Sales for the metal product group increased to $48.0 million in 1995 from $24.9 million in 1994 and from $16.9 million in 1993. Of the 1995 increase, $13.6 million was due to the acquisition of Alumitech in February 1995. The balance of the increase was due to higher sales volumes of ferrous and non-ferrous metal powders. During the same interval, operating income increased from $1.0 million in 1993 to $3.7 million in 1995. Management anticipates improved margins in this segment in 1996 as a result of higher metal powder production and an intensive cost reduction program, coupled with improved volumes of Alumitech.

Capital expenditures were $5.8 million in 1995 as compared to $0.9 million in 1994 and $0.4 million in 1993. The expenditures were primarily incurred to construct a powdered metal blending facility in St. Marys, Pennsylvania and to improve the dross processing and ceramic production facilities at the Cleveland plant. In 1996, capital expenditures are anticipated to be higher due to the commencement of construction of a new dross processing facility.

Raw Materials and Other Requirements

In recent years, the Corporation has not experienced any substantial difficulty in obtaining its raw materials requirements for the metal products segment, which is the segment that consumes, rather than supplies, raw materials. No assurance can be given that any shortages of these or other necessary materials or equipment will not develop or that increased prices will not adversely affect the Corporation's business in the future.

Seasonality

The efficiency and productivity of the Corporation's operations can be affected by unusually severe winter weather conditions. During the winter of 1995, there were several days of production lost in operating facilities in North Carolina and New York states, but they were not significant enough to materially affect 1995 operating results.

Competition

All of the Corporation's products are sold in highly competitive markets which are influenced by price, product performance, customer location, service, foreign competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and metal products. No material part of the Corporation's business is dependent upon a single customer or upon very few customers, the loss of any one of which would have a material adverse impact on the Corporation.

Industrial mineral prices generally are not subject to the price fluctuations typical of commodity metals. Demand for industrial minerals is primarily related to general economic conditions, particularly in the automotive, housing and construction industries. In the United States there are three major feldspathic mineral producers including the Corporation and the Corporation is the only North American producer of phlogopite mica. Markets for industrial mineral products are sensitive not only to service, product performance and price, but to competitive pressures and transportation costs.

The Corporation is one of five North American producers of metal powders. The market for metal powders is affected primarily by product performance, consistency of product quality and price. To some extent, competition in the metal powders industry is affected by imports of finished metal powder parts. Product prices over the last several years have been strongly influenced by costs of powder production. Demand for metal powders is a function of general economic conditions, particularly in the automotive market.

There a numerous aluminum dross processors in the United States, however, only Alumitech has the patented technology to enable it to process aluminum dross without landfill. While the Corporation competes for the supply of aluminum dross with a number of other operations, the major factor affecting the supply of dross is the level of activity of the secondary aluminum smelting industry.

Research and Development

The   Corporation  carries  on  an  active  program  of   product
development and improvement. Research and development expense was $0.3 million in 1995, $0.3 million in 1994 and $0.4 million in 1993.

Financial information about industry segments is set forth on pages 42 and 43 of the Annual Report to Shareholders and is incorporated herein by reference.

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

Employees

The  approximate number of Corporation employees as  of  December
31, 1995 is set forth below:

          Industrial Minerals           271
          Metal Products                220
          Corporate                    6
          Total                         497

Approximately 62 employees of the metal powder operations are covered by a collective bargaining agreement. The current three-year agreement expires April 15, 1998. Approximately 23 employees of the Suzorite mica operation are covered by a collective bargaining agreement. The current agreement is for a three-year term and expires January 12, 1997. Approximately 39 employees at Alumitech are covered by two collective bargaining agreements, one agreement expiring April 30, 1996 and one agreement expiring December 31, 1998. The Corporation considers its labor relations to be good.

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

Export Sales

The Corporation's industrial minerals and metal products operations sell their products internationally to a wide variety of customers including the ceramics, glass and powder metallurgy industries. Export sales in these two segments were less than 7% of total sales.

ITEM 2.  PROPERTIES

The industrial minerals segment has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This segment owns approximately 364,000 square feet of office and plant floor space. In addition, the processing facility in Benwood, West Virginia has approximately twelve acres of land. The mineral deposits at the mines currently operated by the industrial minerals segment are estimated by the Corporation to be at least 25 years, except in the case of the mica mine in Suzor Township where reserves are estimated to be in excess of 100 years. All of the Corporation's mining properties are either owned or leased, with the leases expiring from 1996 to 2018.

The metal products group has operations in Niagara Falls, New York; St. Marys, Pennsylvania; Greenback, Tennessee; Maryville, Tennessee; Cleveland, Ohio; and Streetsboro, Ohio. At its facility in Niagara Falls, Pyron Corporation utilizes approximately 96,000 square feet of office and plant floor space which it leases from the Niagara County Industrial Development Agency. The lease was established as part of the Industrial Revenue Bond issued in November 1989 to finance the construction of the Atomized Steel Powder plant. Lease payments are to be sufficient to pay the debt service on the Industrial Revenue Bond. The facility incorporates approximately 16,000 square feet of floor space and is adjacent to the existing facility. The blending plant in St. Marys, Pennsylvania was built in 1995 and has 32,000 square feet of plant, office and storage space and is situated on 3.4 acres of land. The Maryville, Tennessee plant utilizes approximately 23,000 square feet of office and plant floor space. The Greenback facility is situated on 27.5 acres of land of which six acres is actively used in the operations. General office space comprises approximately 6,300 square feet. There is approximately 66,500 square feet of production/storage space and approximately 86,800 square feet. The Cleveland, Ohio operation owns 6.1 acres and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation own 6.0 acres on which there is 36,000 square foot building of plant and office space.

All facilities are maintained in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS

On February 11, 1993, The Feldspar Corporation and other non-affiliated companies were named as defendants in a civil action brought by Dryvit Systems, Inc. ("Dryvit") in the State of Rhode Island captioned Dryvit Systems, Inc. v. The Feldspar Corporation, Taggart Sand Products Corp., Surface Systems, Inc., The Morie Company, Inc., Eriez Magnetics, Inc., and Law Engineering, Inc., C.A. No. KC 93-108, State of Rhode Island, Kent. Dryvit alleges that between approximately 1985 and 1990, sand purchased from TFC and other suppliers utilized by Dryvit to manufacture exterior insulation finishes for the exterior of buildings developed rust stains because the sand contained pyrite and magnetic materials. Dryvit seeks unspecified monetary damages and costs, including the costs associated with the repair of the damaged structures.

TFC denies such allegations and claims and the Corporation believes that it is remote that this litigation will result in any material adverse effect to the Corporation's financial condition or results of operations. The Corporation strongly believes that this action is without merit, however, no assurance can be made as to the outcome of this litigation. Although the Corporation's primary insurer has attempted to limit its coverage, the Corporation believes that its primary and excess liability insurance is sufficient to cover any potentially unfavorable outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 10.  EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

                                                         Served in
Officer                Position                  Age   Position Since

Peter  Lawson-Johnston Chairman of the Board of Directors     69
1975
Richard  L.  Lister    President and Chief Executive Officer  57
1993

Allen  J.  Palmiere   Vice President, Chief Financial Officer 43
1993                  and Assistant Secretary

Peter  J.  Goodwin    Vice President and  President  of       45
1994                  Suzorite Mineral Products, Inc.

Terrance  J.  Hogan   President, Alumitech,  Inc.             40
1995

G. Russell Lewis      President, Metal Powders                66
1986

Patricia  K.  Moran    Assistant  Secretary-Treasurer         30
1995

There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers are elected or appointed by the Board of Directors annually at its first meeting following the annual meeting of shareholders. All officers have held their present positions for at least five years except Messrs. Lister, Palmiere, Goodwin and Hogan and Ms. Moran.

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

Mr. Palmiere assumed the duties of Chief Financial Officer in October, 1993. From April 1992 to October 1993 he was a self-employed consultant. From October 1990 to April 1991 he was the Chief Financial Officer and Vice President of Breakwater
Resources Ltd. and from May 1991 to April 1992 was the Chief Executive Officer of Breakwater Resources Ltd.

Mr. Goodwin became a Vice President of the Company in August 1994. From May 1993 to August 1994, Mr. Goodwin was a self-employed consultant. Mr. Goodwin was President and Chief Executive Officer of Miller and Co. from August 1990 to May 1993.

Mr. Hogan became President of Alumitech, Inc. in May 1995. Prior to becoming President, Mr. Hogan was Chief Operating Officer of Alumitech's subsidiary, Aluminum Waste Technology, Inc. from December 1992 to May 1995. Prior to December 1992, Mr. Hogan was the Vice President and Chief Financial Officer of American Recovery Technology Systems, Inc.

Ms. Moran assumed the duties of Assistant Secretary-Treasurer in February 1995 and has served in various capacities with the Corporation since 1993.


                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth on page 21 of registrant's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report to Shareholders") and is incorporated herein by reference. The Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.


ITEM 6.  SELECTED FINANCIAL DATA

Information responsive to this item is set forth on page 44 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

Information  responsive to this Item is set  forth  on  pages  12
through  21  of  the  Annual  Report  to  Shareholders   and   is
incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages 22 through 43 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report. See Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

1. Financial Statements and Independent Auditor's Report Filed as Part of this Report:

          (a)   Consolidated Balance Sheets at December 31,  1995
          and   1994,   which  information  is  incorporated   by
          reference under Item 8 of this report.

          (b)   Consolidated  Statements of Shareholders'  Equity
          for  the  three  years ended December 31,  1995,  which
          information is incorporated by reference under  Item  8
          of this report.

          (c) Consolidated Statements of Income for the three years ended December 31, 1995, which information is incorporated by reference under Item 8 of this report.

          (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1995, which information is incorporated by reference under item 8 of this report.

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

(4)(a) Indenture of Trust dated as of November 1, 1989 between Niagara County Industrial Development Agency and The Bank of New York as trustee for Pyron Corporation (Incorporated by reference from Exhibit (4)(a) of the Corporation's Annual Report on Form 10-K filed March 31,
       1990)

(4)(b) Agency  Mortgage  and  Security  Agreement  dated  as   of
       November 1, 1989 from Pyron Corporation and Niagara County Industrial Development Agency to The Bank of New York (Incorporated by reference from Exhibit (4)(b) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

(4)(c) Letter of Credit Reimbursement Agreement dated as of November 1, 1989 between Pyron Corporation and Chemical Bank (Incorporated by reference from Exhibit (4)(c) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

(4)(d) First Amendment to Letter of Credit Reimbursement Agreement dated as of November 1, 1989 between Pyron Corporation and Chemical Bank (Incorporated by reference from Exhibit (4)(d) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

(4)(e) Second Amendment to Letter of Credit Reimbursement Agreement dated as of March 15, 1995 between Pyron Corporation and Chemical Bank (Incorporated by reference from Exhibit (4)(e) of the Corporation's Annual Report on Form 10-K filed March 30, 1995)

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

(4)(j) First Amendment to Corporate Guaranty dated as of November 1, 1989 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(i) of the Corporation's Annual Report on Form 10-K filed March 31,
       1990)

(4)(k) Second Amendment to Corporate Guaranty dated as of March 14, 1991 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(j) of the Corporation's Annual Report on Form 10-K filed March 31,
       1991)

(4)(l) Third Amendment to Corporate Guaranty dated as of February 25, 1992 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(m) of the Corporation's Annual Report on Form 10-K filed March 31,
       1993)

(4)(m) Fourth Amendment to Corporate Guaranty dated as of March 8, 1993 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(o) of the Corporation's Annual Report on Form 10-K filed March 31,
       1993)

(4)(n) Fifth Amendment to Corporate Guaranty dated as of March 15, 1995 of Zemex Corporation to Chemical Bank (Incorporated by reference from Exhibit (4)(n) of the Corporation's Annual Report on Form 10-K filed March 30,
       1995)

(4)(o) Irrevocable Standby Letter of Credit between Florida Gas Utility and The Feldspar Corporation dated December 16, 1992 (Incorporated by reference from Exhibit (4)(q) of the Corporation's Annual Report on Form 10-K filed March 31, 1993)

(4)(p) Loan and Security Agreement dated as of March 15, 1995 among Zemex Corporation and The Feldspar Corporation and NationsBank of Tennessee, N.A. and Chemical Bank and NationsBank of Tennessee, N.A., as Agent (Incorporated by reference from Exhibit (4)(p) of the Corporation's Annual Report on Form 10-K filed March 30, 1995)

*(10)(a)       Key   Executive   Common   Stock   Purchase   Plan
       (Incorporated  by reference from Exhibit  (10)(b)  of  the
       Corporation's Annual Report on Form 10-K filed  March  31,
       1991)

(10)(b)Consent to Assignment of Lease and to Agreement Sublease, and permission to Make Payments dated November 7, 1978 each from Joberta Enterprises, Inc. to NL Industries, Inc. and The Feldspar Corporation (Incorporated by reference from Exhibit 10(pp) to the Corporation's Registration Statement on Form S-2, Registration No. 33-7774, filed on August 5, 1986)

(10)(c)Additional Lease Agreement dated as of November 1, 1989 between Niagara County Industrial Development Agency and Pyron Corporation (Incorporated by reference from Exhibit (10)(ll) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

*(10)(d)     Employment Agreement dated February 5, 1991  between
       Zemex Corporation and Robert W. Morris (Incorporated by reference from Exhibit (10)(ll) of the Corporation's
       Annual Report on Form 10-K filed March 31, 1992)

*(10)(e)     Option  Agreement with Paul Carroll dated  September
       17,   1991    (Incorporated  by  reference  from   Exhibit
       (10)(ll) of the Corporation's Annual Report on Form 10-K filed March 31, 1992)

*(10)(f)     Option  Agreement  with Peter Lawson-Johnston  dated
       September  17,  1991   (Incorporated  by  reference   from
       Exhibit  (10)(ll)  of the Corporation's Annual  Report  on
       Form 10-K filed March 31, 1992)

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

(10)(i)Asset Purchase Agreement dated March 18, 1991 among Unimin Corporation, Purchaser; Zemex Corporation, Seller and The Feldspar Corporation, Operating Subsidiary (Incorporated by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10-K filed March 31,
       1991)

(10)(j)Lease Agreement dated September 5, 1990 between the State of Connecticut, Department of Transportation and The Feldspar Corporation (Incorporated by reference from Exhibit (5)(b) of the Corporation's Annual Report on Form 10-K filed March 31, 1991)

(10)(k)Ligonier Purchase Agreement and Second Plan of Reorganization dated March 2, 1992 among Pyron Metal Powders, Inc., a wholly-owned subsidiary of Zemex Corporation, Purchaser and Ligonier Powders, Inc., Seller (Incorporated by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10-K filed March 31,
       1993)

(10)(l)1995  Stock  Option Plan (Incorporated by  reference  from
       Exhibit  B  of  the  Corporation's 1995  Definitive  Proxy
       Statement, filed on March 29, 1995)

(10)(m)Stock Purchase Agreement dated August 10, 1993 between Zemex Corporation, Zemex Canada Inc., an Ontario corporation and a direct wholly-owned subsidiary of Zemex Corporation, Dundee Bancorp Inc., an Ontario corporation; and Dundee Bancorp International Inc., a Delaware corporation, and a direct wholly-owned subsidiary of Dundee Bancorp Inc., with respect to the acquisition of Suzorite Mica Products Inc. (Incorporated by reference from Exhibit 2 of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(n)Capital Stock Purchase Warrant dated September 14, 1993 issued to Dundee Bancorp International Inc. pursuant to the Stock Purchase Agreement referred to in 10(m). (Incorporated by reference from Exhibit 4(a) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(o)Registration Rights Agreement dated September 14, 1993 between Zemex Corporation and Dundee Bancorp International Inc. (Incorporated by reference from
       Exhibit 4(b) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(p)Asset Purchase Agreement dated September 3, 1993 between U.S. Silica Company, The Feldspar Corporation and Zemex Corporation with respect to the sale of the Virginia aplite facility (Incorporated by reference from Exhibit 10(at) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(q)Stock Purchase Agreement dated November 15, 1993 between Americo Malay Mineral Company and Zemex Corporation with respect to the sale of 2,500,002 common shares of
       Perangsang Pasifik Senderian Berhad, a corporation organized and existing under the laws of the Federal Republic of Malaysia (Incorporated by reference from Exhibit 10(au) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(r)Suzorite Mica Product Inc.'s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta
       Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(s)Employee Stock Purchase Plan (Incorporated by reference as Exhibit A to the Corporation's Proxy Statement filed
       May 6, 1994)

(10)(t)Stockholders Agreement dated June 10, 1994 among Alumitech, Inc., Clarion Capital Corporation, DCC Equities Limited and Moshe Dan Yerushalmi, John Hocevar and Terrance Hogan and Zemex Corporation (Incorporated by reference as Exhibit 10(ax) to the Corporation's Registration Statement on Form S-1, Registration No. 33-82638, filed on August 22, 1994)

(10)(u)Asset Purchase Agreement dated December 7, 1994 between Whittaker, Clark & Daniels, Inc., Clark Minerals, Inc., Cherokee Minerals, Inc. and Pioneer Talc Company and
       Suzorite  Mineral  Products, Inc.  and  Zemex  Corporation
       (Incorporated by reference from Exhibit 10(u) of the Corporation's Annual Report on Form 10-K filed March 30,
       1995)

(13)   1995 Annual Report to Shareholders

(22)   Subsidiaries of the Registrant

(24)(a)Consent of Deloitte & Touche

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

                                     ZEMEX CORPORATION



                                     By:/s/ RICHARD L. LISTER
Dated:   March  31, 1996                Richard  L. Lister
                                        President and ChiefExecutive Officer


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



/s/ PAUL A. CARROLL   Director
Paul A. Carroll



/S/ MORTON A. COHEN   Director
Morton A. Cohen



/s/ JOHN M. DONOVAN   Director
John M. Donovan



/s/ THOMAS B. EVANS, JR.        Director
Thomas B. Evans, Jr.
                           Title



/s/ NED GOODMAN            Director
Ned Goodman



/s/ PATRICK H. O'NEILL     Director
Patrick H. O'Neill



/s/ WILLIAM J. VANDEN HEUVEL    Director
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE      Vice President, Chief Financial
       Officer and
Allen J. Palmiere          and Assistant Secretary (Principal
       Financial
                       and Accounting Officer)
                        ZEMEX CORPORATION
                        And Subsidiaries

             SCHEDULE IX - VALUATION AND QUALIFYING
                      ACCOUNTS AND RESERVES

                 For the Year Ended December 31,

Column A         Column B  Column C    Column D    Column E       Column
                                                                       F

                           Addition
                 Balance       s                                 Balance
                    at      Charged      Other                    At End
Description      Beginnin  to Costs    Additions   Deduction          of
                    g         and                      s          Period
                    of     Expenses
                  Period
1995
Reserves
   Other         $549,000   $154,000           _   $  98,000     $605,000
Allowance for
   Uncollectable  414,000     77,000      $2,000     107,000
Accounts                                                         386,000
1994
Reserves
   Repairs              _          _           _           _           _
   Employee             $          _           _           $           _
Severance          80,000   $255,000           _      80,000     $549,00
Other          482,000                            188,000           0

Allowance for                 85,000           _
   Uncollectable  371,000                             42,000     414,000
Accounts
1993
Reserves
   Repairs       $381,000                      _    $381,000 (a
   Employee       308,000          _           _     686,000 )         _
Severance         420,000   $458,000           _      32,000     $80,000
   Other                      94,000                         (b  482,000
                                                             )
Allowance for     241,000                      _      98,000
   Uncollectable             228,000                             371,000
Accounts


(a)  PPSB sold in 1993.

(b)  Severance expense during 1993.