Form 10-Q
period 1996-03-31
ZEMEX CORP
filed 1996-05-03
CIK 75644

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                  Commission file number 1-228


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

                    YES  X   NO


As of May 2, 1996, there were 8,734,061 shares of capital stock outstanding.

(Page 2)

                 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                               March 31, 1996December 31, 1995
                                  (unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents      $    5,067,000 $    1,653,000
Accounts Receivable                15,716,000     13,165,000
Inventories                        19,919,000     20,176,000
Prepaid Expenses                      914,000        841,000

Total Current Assets               41,616,000     35,835,000

Property, Plant and Equipment      51,820,000     50,271,000
Other Assets                       10,842,000     10,575,000

Total Assets                     $104,278,000  $  96,681,000

LIABILITIES
Current Liabilities
Bank  Indebtedness               $  4,359,000  $   3,220,000
Accounts Payable and Accrued
Liabilities                        11,318,000     10,259,000
Accrued Income Taxes                   (8,000)       269,000
Current Portion of Long Term Debt   2,329,000      2,378,000

Total Current Liabilities          17,998,000     16,126,000

Long Term Debt                     14,531,000      7,485,000
Other Non-Current Liabilities         607,000        605,000
Deferred Income Taxes               1,604,000      1,565,000

Total Liabilities                  34,740,000     25,781,000

SHAREHOLDERS' EQUITY
Common Stock                        8,731,000      8,785,000
Paid-In Capital                    49,868,000     50,436,000
Retained Earnings                  18,689,000     18,683,000
Note Receivable from Shareholder   (1,749,000)   (1,749,000)
Cumulative Translation Adjustment  (1,214,000)   (1,218,000)
Treasury Stock at Cost             (4,787,000)   (4,037,000)

Total Shareholders' Equity         69,538,000     70,900,000

Total  Liabilities  and
Shareholders'  Equity            $104,278,000  $  96,681,000


(Page 3)


                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTH PERIOD ENDED MARCH 31,


                                                     1996      1995

(unaudited)


NET SALES                                      $22,405,000$21,105,000

COSTS AND EXPENSES
Cost of Goods Sold                             17,018,000 16,153,000
Selling, General and Administrative             2,408,000  2,058,000
Depreciation, Depletion and Amortization        1,057,000    771,000

                                               20,483,000 18,982,000

OPERATING INCOME BEFORE
    REORGANIZATION COSTS                        1,922,000  2,123,000

Reorganization Costs                            1,752,000         _

OPERATING INCOME                                  170,000  2,123,000

Interest Expense, Net                             194,000     29,000
Other, Expense (Income)                          (34,000)   (139,000)

                                                  160,000   (110,000)

INCOME  (LOSS) BEFORE
PROVISION FOR INCOME TAXES
AND MINORITY INTEREST                              10,000  2,233,000

Provision for Income Taxes                          4,000    714,000
Minority Interest                                       _     60,000

NET INCOME                                   $      6,000 $1,459,000

NET INCOME PER SHARE                                    _      $0.19

AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING             8,221,507  7,526,759




                        ZEMEX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31,


                                                     1996          1995
                                                        (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Income from operations                       $   6,000    $1,459,000
    Adjustments to reconcile income
    to net cash flows from operating activities
   Depreciation, depletion and amortization      1,077,000       771,000
   Increase (decrease) in deferred income taxes     39,000      (102,000)
   Share of net income of investees                      _       (87,000)
   Minority interest in subsidiary earnings              _        60,000
   Increase in other assets                       (358,000)            _
   Increase (decrease) in non-current liabilities    2,000       (26,000)
   Changes in non-cash working capital items    (1,584,000)    1,263,000

Net  cash  provided  by  (used in) operating
activities                                        (818,000)    3,338,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions  to  property,  plant and
     equipment                                   (2,521,000)  (4,122,000)
    Proceeds from sale of assets                          _      133,000
    Cash acquired in acquisition                          _      688,000
    Additions to other assets                             _     (218,000)

Net cash used in investing activities             (2,521,000) (3,519,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in long term debt      6,996,000    (604,000)
     Net  increase  (decrease)  in bank
     indebtedness                                  1,140,000    (180,000)
    Issuance of common stock                         209,000      15,000
    Purchase of common stock                      (1,583,000)          _

Net  cash  provided  by  (used in) financing
activities                                         6,762,000    (769,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (9,000)      3,000

NET DECREASE IN CASH                               3,414,000    (947,000)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,653,000   8,343,000

CASH & CASH EQUIVALENTS AT END OF PERIOD          $5,067,000  $7,396,000

Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 1996 and 1995 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

The Corporation had a writedown of $1.8 million in the first quarter of 1996 in connection with the writedown of its inventory in Brazil and the reorganization of its industrial minerals segment.

Effective February 15, 1995 the operations of Alumitech, Inc. were consolidated with the accounts of the Corporation. Prior to February 15, 1995 the investment in Alumitech was accounted for under the equity method and contributed $87,000 in equity income.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 1996 and the three months ended March 31, 1995, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

Results of Operations

Three  Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

Net Sales

The Corporation's net sales for the three months ended March 31, 1996 were $22.4 million, an increase of $1.3 million, or 6.2%, from the comparable period in 1995. The increase reflects the consolidation of Alumitech for the full quarter and marginally higher sales volumes of the Corporation's industrial minerals, partially offset by a decrease in sales of metal powders.

Net sales in the industrial minerals segment for the three month period ended March 31, 1996 increased by $0.9 million, or 10%, compared to the 1995 period. This increase was due to a slight increase in demand for the Corporation's talc and mica products and to the addition of a new low iron sand product.

Net sales in the metal products segment for the three months ended March 31, 1996 were $12.5 million, an increase of $0.4 million, or 3.5%, from the comparable period in 1995. The increase was due to the consolidation of Alumitech for the full quarter in 1996, partially offset by a decrease in sales of ferrous and non ferrous metal powders.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 1996 was $17.0 million, an increase of $0.9 million, or 5.4%, from the comparable period in 1995. As a percent of net sales, cost of goods sold decreased to 76% for the three months ended March 31, 1996 from 76.5% for the three months ended March 31, 1995, virtually unchanged quarter over quarter.

Selling, General and Administrative Expense

Selling, general, and administrative expense for the three months ended March 31, 1996 increased to $2.4 million, an increase of 17% over the comparable 1995 period. The increase was due primarily to the consolidation of Alumitech for the full quarter. As a percentage of net sales, selling, general and adminstrative expense increased from 9.7% in the 1995 period to 10.7% in the 1996 period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 1996 was $1.1 million, an increase of 37.1% over the comparable period in 1995, as the result of assets acquired in 1995.

Operating Income

Operating income for the three month period ended March 31, 1996 was $0.2 million, a decrease of $1.9 million from the comparable period in 1995. The decrease is due to a writedown of $1.8 million in the first quarter of 1996 of the Corporation's sodium feldspar inventory in Brazil and the reorganization of its industrial minerals segment.

Interest Expense, Net

Interest expense for the three months ended March 31, 1996 was $0.2 million, up from $29,000 for the comparable period in 1995, as the result of an increase in debt from $8.3 million at March
31, 1995 to $21.2 million at March 31, 1996.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended March 31, 1996 decreased to $4,000 from $0.7 million in the comparable period in 1995, due to a decrease in pre-tax income.

Net Income

As  a  result of the factors discussed above, net income for  the three  months  ended March 31, 1996 was $6,000 compared  to  $1.5 million for the first quarter of 1995.

Liquidity and Capital Resources

Cash Flow from Operations

During the first quarter of 1996, the Corporation generated negative cash flow from operations of $0.8 million as compared to a positive cash flow of $3.3 million for the first quarter of 1995. In 1996, non-cash working capital items used $1.6 million of the cash otherwise generated from operations as compared to $1.3 million for the corresponding period of 1995, as a result of increases in accounts receivable, accounts payable and accrued liabilities and a reduction of prepaid expenses and accrued income taxes.

The Corporation had $23.6 million of working capital at March 31, 1996, compared to $19.7 million at December 31, 1995.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 3rd day of May, 1996.

                              ZEMEX CORPORATION
                              (Registrant)


                              By  /s/ALLEN PALMIERIE
                              :
                                  Allen J. Palmiere
                                  Vice  President  and  Chief
                                  Financial Officer