Form 10-Q/A
period 1996-03-31
ZEMEX CORP
filed 1996-05-29
CIK 75644

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q/A

                            AMENDMENT NO. 1

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

Dated this 28th day of May, 1996.

                              ZEMEX CORPORATION
                              (Registrant)


                              By  /s/ALLEN PALMIERIE
                              :
                                  Allen J. Palmiere
                                  Vice  President  and  Chief
                                  Financial Officer