Form 10-K/A
period 1995-12-31
ZEMEX CORP
filed 1996-05-30
CIK 75644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K/A

                          AMENDMENT NO. 1

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

                                     ZEMEX CORPORATION



                                     By:/s/ ALLEN J. PALMIERE
Dated:   May 30, 1996                   Allen J. Palmiere
                                        Vice President and
                                        Chief Financial Officer




EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule