Form 10-Q
period 1996-06-30
ZEMEX CORP
filed 1996-08-14
CIK 75644

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996
                  Commission file number 1-228


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

                    YES  X   NO


As of August 9, 1996, there were 8,076,837 shares of capital stock outstanding.

                 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                          June 30, 1996     December 31, 1995
                                            (unaudited)

ASSETS
Current assets
Cash and cash equivalents                 $   1,216,000          $  1,653,000
Accounts receivable                          14,890,000            13,165,000
Inventories                                  21,854,000            20,176,000
Prepaid expenses                                686,000               841,000

Total current assets                         38,646,000            35,835,000

Property, plant and equipment                54,977,000            50,271,000
Other assets                                 10,561,000            10,575,000

Total assets                               $104,184,000          $ 96,681,000

LIABILITIES
Current liabilities
Bank indebtedness                          $  5,449,000          $  3,220,000
Accounts payable and accrued liabilities     11,067,000            10,259,000
Accrued income taxes                            189,000               269,000
Current portion of long term debt             2,152,000             2,378,000

Total current liabilities                    18,857,000            16,126,000

Long term debt                               14,042,000             7,485,000
Other non-current liabilities                   638,000               605,000
Deferred income taxes                         1,616,000             1,565,000
Total liabilities                            35,153,000            25,781,000

SHAREHOLDERS' EQUITY
Common stock                                  8,840,000             8,785,000
Paid-in capital                              50,700,000            50,436,000
Retained earnings                            19,508,000            18,683,000
Note receivable from shareholder             (1,749,000)           (1,749,000)
Cumulative translation adjustment            (1,218,000)           (1,218,000)
Treasury stock at cost                       (7,050,000)           (4,037,000)

Total shareholders' equity                   69,031,000            70,900,000

Total liabilities and shareholders' equity $104,184,000           $96,681,000

                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME


                     Three Months Ended June 30      Six Months Ended June 30
                                1996       1995              1996        1995
                                             (unaudited)


Net sales                $21,356,000 $21,439,000      $43,761,000 $42,544,000

Costs and expenses
Cost of goods sold        15,960,000  15,982,000       32,978,000  32,135,000
Selling, general and
  administrative           2,732,000   2,085,000        5,140,000   4,143,000
Depreciation, depletion
  and amortization         1,152,000     907,000        2,209,000   1,678,000

                          19,844,000  18,974,000       40,327,000  37,956,000

Operating income before
reorganizaion costs        1,512,000   2,465,000        3,434,000   4,588,000
Reorganization costs               _           _        1,752,000           _

Operating income           1,512,000   2,465,000        1,682,000   4,588,000

Interest expense, net        206,000     125,000          400,000     154,000
Other, net                    26,000      94,000           (8,000)    (45,000)

                             232,000     219,000          392,000     109,000

Income before provision
for income taxes           1,280,000   2,246,000        1,290,000   4,479,000

Provision for income taxes   461,000      63,000          465,000     777,000

Net income                 $ 819,000 $ 2,183,000     $    825,000 $ 3,702,000

Net income per share       $    0.10  $     0.28     $       0.10 $      0.48

Average common shares
  outstanding             7,997,064    7,965,434        8,107,326   7,747,786

                        ZEMEX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30,

                                                            1996         1995
                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                        $   825,000 $ 3,702,000
    Adjustments to reconcile net income to net
       cash flows
    Depreciation, depletion and amortization            2,209,000   1,678,000
    Increase (decrease) in deferred income taxes           50,000     (42,000)
    Share of net income of investees                            _     (87,000)
    Increase in other assets                             (168,000)          _
    Increase  (decrease) in other non-current
       liabilities                                         34,000      (3,000)
    Changes  in  non-cash  working capital items       (2,519,000) (1,529,000)

Net cash provided by operating activities                 431,000   3,719,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions  to  property,  plant and equipment     (6,724,000)(12,249,000)
    Proceeds from sale of asset                                 _     134,000
    Cash acquired in acquisition                                _     688,000
    Insurance recovery                                          _     450,000
    Additions to other assets                                   _    (800,000)

Net cash used in investing activities                  (6,724,000)(11,777,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in long term debt                      6,330,000   3,576,000
     Net  increase  (decrease)  in bank indebtedness    2,230,000    (180,000)
    Issuance of common stock                              314,000     727,000
    Purchase of common stock                           (3,011,000)          _

Net cash provided by financing activities               5,863,000   4,123,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (7,000)     11,000


NET DECREASE IN CASH                                     (437,000) (3,924,000)

CASH  AND  CASH  EQUIVALENTS AT BEGINNING OF  PERIOD    1,653,000   8,343,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $1,216,000  $4,419,000

Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly owned subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

1.    The  Corporation  absorbed  reorganization  costs  of  $1.8 million in the first quarter of 1996 in connection with the writedown of its inventory in Brazil and the reorganization of its industrial minerals segment.

2. Effective February 15, 1995, the operations of Alumitech, Inc. ("Alumitech") were consolidated with the accounts of the Corporation. Prior to February 15, 1995, the investment in Alumitech was accounted for under the equity method and contributed $87,000 in equity income.

3.    On  May 15, 1995, the Corporation, through its wholly owned subsidiary, Suzorite Mineral Products, Inc., purchased the  fixed
assets   and   inventory  of  Benwood  Limestone  Company,   Inc.
("Benwood") for approximately $3.5 million.


Item 2 - Management's Discussion and Analysis of the Financial
Condition and Results of Operations of the Corporation

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 1996 and the three months ended June 30, 1995, and the six months ended June 30, 1996 and the six months ended June 30, 1995, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Three  Months Ended June 30, 1996 Compared to Three Months  Ended
June 30, 1995

Net Sales

The Corporation's net sales for the three months ended June 30, 1996 were $21.4 million, virtually unchanged from the comparable period in 1995.

Net sales in the industrial minerals segment for the three month period ended June 30, 1996 increased by $0.9 million, or 9.5 %, over the 1995 period. The increase reflects the contribution of Benwood (see Note 3) for the full quarter as well as increased sales of a new low-iron sand product, partially offset by lower sales of sodium feldspar into the sanitaryware industry sand into the construction industry.

Net sales in the metal products segment for the three months ended June 30, 1996 were $11.1 million, a decrease of $1.0
million,  or  8.1%,  from the comparable  period  in  1995.   The
decrease is attributable to (i) decreased sales of atomized metal products as the result of a 20% decrease in industry shipments of this product to the automotive industry; (ii) low aluminum prices
- - $0.20 per pound below last year at this time; and (iii) lower metal content of aluminum dross feedstock than previously experienced.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 1996 was $16.0 million, also virtually unchanged from the comparable period in 1995. As a percent of net sales, cost of goods sold increased slightly to 74.7% for the three months ended June 30, 1996 from 74.5% for the same period in 1995.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended June 30, 1996 increased by 31.0% from the comparable 1995 period to $2.7 million. The increase is due to expenses arising as a result of the 1995 acquisitions of Alumitech
and  Benwood.   As  a  percentage  of  net  sales,  SG&A  expense
increased  from  9.7% in the 1995 period to  12.8%  in  the  1996 period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 1996 was $1.2 million, an increase of $0.2 million, or 27.0%, over the comparable period in 1995. The increase was due to assets acquired during 1995 and the first half of 1996.

Operating Income

Operating income for the three month period ended June  30,  1996 was $1.5 million, a decrease of $1.0 million, or 38.7%, from the comparable period in 1995. The decrease was due to the reasons discussed above.

Interest Expense, Net

Interest expense for the three months ended June 30, 1996 was $0.2 million, up from $0.1 million for the comparable period in 1995 as the result of a $3.8 million increase in long term debt and a $5.4 million increase in bank indebtedness.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended June 30, 1996 increased to $0.5 million from $63,000 in the comparable period in 1995. The increase is partially due to an increase in the provision for foreign taxes; however, the bulk of the change relates to the Corporation's loss carryforwards. In 1995, the Corporation had enough loss carryforwards to shelter its income and, therefore, the amount included in income taxes was for foreign taxes only. As most of the Corporation's unrestricted loss carryforwards have been utilized, the effective income tax rate going forward is 35%.

Net Income

As a result of the factors discussed above, net income for the three months ended June 30, 1996 was $0.8 million, a decrease of $1.4 million, or 62.5%, from the comparable period in 1995.


Six  Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995

Net Sales

The Corporation's net sales for the six months ended June 30, 1996 were $43.8 million, an increase of $1.2 million, or 2.9%, from the comparable period in 1995. Sales increased by $1.0 million as a result of the acquisition of Benwood in May 1995 (see Note 3).

Net sales in the industrial minerals segment for the six month period ended June 30, 1996 increased by $1.8 million, or 9.6%, compared to the 1995 period. As previously noted, the increase reflects the contribution of Benwood (see Note 3) for the full quarter as well as increased sales of a new low-iron sand product, partially offset by lower sales of sodium feldspar into the sanitaryware industry and sand into the construction industry.

Net sales in the metal products segment for the six months ended June 30, 1996 were $23.6 million, a decrease of $0.5 million, or 2.3%, from the comparable period in 1995. Sales were basically flat due to a sluggish powdered metals market and low aluminum
prices.    Although   Alumitech    actually   processed   more
feedstock during the first six months of 1996, aluminum prices are $0.20 per pound below last year at this time and the metal content of the feedstock is lower than previously experienced.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 1996 was $33.0 million, an increase of $0.8 million, or 2.6%, from the comparable period in 1995. As a percent of net sales, cost of goods sold decreased to 75.4% for the six months ended June 30, 1996 from 75.5% for the same period in 1995.

Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 1996 increased by $1.0 million, or 24.1%, from the comparable 1995 period to $5.1 million. The increase is due to expenses arising as a result of the 1995 acquisitions of Alumitech and Benwood. As a percentage of net sales, SG&A expense increased from 9.7% in the 1995 period to 11.7% in the 1996 period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended
June 30, 1996 was $2.2 million, an increase of 31.6% over the comparable period in 1995. The increase was due to assets acquired during 1995 and the first half of 1996.

Operating Income

Operating income for the six month period ended June 30, 1996 was $1.6 million, a decrease of $2.9 million, or 63.3%, from the comparable period in 1995. The decrease was due to the reasons discussed above and to a $1.8 million writedown taken in the first quarter of 1996 (see Note 1).

Interest Expense, Net

Interest expense for the six months ended June 30, 1996 was $0.4 million, up from $0.2 million for the comparable period in 1995 as the result of the increased carrying costs associated with a $3.8 million increase in long term debt and a $5.4 million increase in bank indebtedness.

Provision for Income Taxes

The Corporation's provision for income taxes for the six months ended June 30, 1996 decreased to $0.5 million from $0.7 million in the comparable period in 1995. The decrease is due to lower pre-tax income in the first six months of 1996.

Net Income

As a result of the factors discussed above, net income for the six months ended June 30, 1996 was $0.8 million, a decrease of $2.9 million, or 77.7% , from the comparable period in 1995.


Liquidity and Capital Resources

Cash Flow from Operations

During first half of 1996, the Corporation generated cash flow from operations of $0.4 million as compared to $3.7 million for the first six months of 1995. The decrease of $3.3 million is primarily due to lower net income in the 1996 period. In 1996, non-cash working capital items used $2.5 million of the cash otherwise generated from operations as compared to $1.5 million for the corresponding period of 1995, as a result of increases in accounts receivable and inventories.

The Corporation had $19.8 million of working capital at June 30, 1996, compared to $19.7 million at December 31, 1995.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters To A Vote of Security Holders

At  the Corporation's 1996 Annual Meeting of Shareholders held on
May 13, 1996, the following actions were taken and votes tabulated:

1.     Nine directors were elected for the ensuing year.

       Name                         Votes For          Votes Withheld
       Paul A. Carroll              6,823,316              18,348
       Morton A. Cohen              6,823,326              18,338
       John M. Donovan              6,823,326              18,338
       Thomas B. Evans, Jr.         6,823,326              18,338
       Ned Goodman                  6,823,316              18,348
       Peter Lawson-Johnston        6,823,316              18,348
       Richard L. Lister            6,823,326              18,338
       Patrick H. O'Neill           6,822,306              19,358
       William J. vanden Heuvel     6,823,010              18,654


2. The appointment of Deloitte & Touche as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 1996 was ratified.

                                             Abstentions
    Votes For         Votes Against       (Including Broker
                                              Non-Votes)

    6,776,119             62,586                12,959

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of August, 1996.



                              ZEMEX CORPORATION
                              (Registrant)



                              By:  /s/ Allen J. Palmiere
                              _______________________________
                              Allen J. Palmiere
                              Vice President and Chief Financial Officer