Form 10-Q
period 1996-09-30
ZEMEX CORP
filed 1996-11-13
CIK 75644

CONFORMED


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996
                  Commission file number 1-228


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

                         YES     NO
                         X


As of November 11, 1996, there was 8,098,864 shares of capital stock outstanding.

<Page 2>

                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                      September 30, 1996  December 31, 1995
                                             (unaudited)

ASSETS
Current assets
Cash and cash equivalents                 $    1,490,000       $  1,653,000
Accounts receivable                           15,696,000         13,165,000
Inventories                                   20,091,000         20,176,000
Prepaid expenses                               1,368,000            841,000

Total current assets                          38,645,000         35,835,000

Property, plant and equipment                 58,869,000         50,271,000
Other assets                                  10,498,000         10,575,000

Total assets                                $108,012,000        $96,681,000

LIABILITIES
Current liabilities
Bank indebtedness                         $    6,274,000       $  3,220,000
Accounts payable and accrued liabilities      10,861,000         10,259,000
Accrued income taxes                             528,000            269,000
Current portion of long term debt              1,828,000          2,378,000

Total current liabilities                     19,491,000         16,126,000

Long term debt                                16,492,000          7,485,000
Other non-current liabilities                    647,000            605,000
Deferred income taxes                          1,502,000          1,565,000
Total liabilities                             38,132,000         25,781,000

SHAREHOLDERS' EQUITY
Common stock                                   8,860,000          8,785,000
Paid-in capital                               50,836,000         50,436,000
Retained earnings                             20,287,000         18,683,000
Note receivable from shareholder              (1,749,000)        (1,749,000)
Cumulative translation adjustment             (1,239,000)        (1,218,000)
Treasury stock at cost                        (7,115,000)        (4,037,000)

Total shareholders' equity                    69,880,000         70,900,000

Total liabilities and shareholders' equity  $108,012,000        $96,681,000


<Page 3>
                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME


                    3 Months Ended September 30,  9 Months Ended September 30,
                                1996        1995           1996          1995
                                             (unaudited)


Net sales                $21,601,000 $21,748,000    $65,362,000   $64,292,000

Costs and expenses
Cost of goods sold        16,250,000  16,183,000     49,228,000    48,319,000
Selling, general and
   administrative          2,746,000   2,719,000      7,886,000     6,861,000
Depreciation, depletion
   and amortization        1,161,000   1,024,000      3,370,000     2,702,000

                          20,157,000  19,926,000     60,484,000    57,882,000

Operating income before
reorganizations costs      1,444,000   1,822,000      4,878,000     6,410,000
Reorganization costs                                  1,752,000

Operating income           1,444,000   1,822,000      3,126,000     6,410,000

Interest expense, net        239,000     137,000        639,000       290,000
Other, net                    (6,000)     78,000        (14,000)       33,000

                             233,000     215,000        625,000       323,000

Income before provision
for income taxes           1,211,000   1,607,000      2,501,000     6,087,000
Provision for income taxes   432,000      45,000        897,000       823,000


Net income              $    779,000 $ 1,562,000    $ 1,604,000   $ 5,264,000


Net income per share           $0.10       $0.18          $0.20         $0.67


Average common shares
   outstanding             7,860,429    8,460,576     7,966,422     7,886,071


<Page 4>

                        ZEMEX CORPORATION
          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                     1996           1995
                                             (unaudited)


Retained earnings, beginning of period        $18,683,000     $11,668,000
Net income for the period                       1,604,000       5,264,000

RETAINED EARNINGS, END OF PERIOD              $20,287,000     $16,932,000


<Page 5>


                        ZEMEX CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                          1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                    $  1,604,000  $   5,264,000
    Adjustments to reconcile net income to
       net cash flows
     Depreciation, depletion and amortization        3,370,000      2,702,000
     Decrease in deferred income taxes                 (63,000)       (67,000)
     Share of net income of investees                    _            (87,000)
     Increase  in other assets excluding assets
        held  for  sale                                105,000              _
     Increase in non-current liabilities                42,000         40,000
      Changes  in  non-cash  working capital items  (2,111,000)    (3,628,000)
      Employer's  portion of employee stock
      purchase  plan                                         _        177,000

Net cash provided by operating activities            2,947,000      4,401,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions  to  property,  plant and equipment  (11,953,000)   (15,528,000)
    Disposals of property, plant and equipment               _          2,000
    Proceeds from sale of assets                             _        134,000
    Cash acquired in acquisition                             _        688,000
    Insurance recovery                                       _        450,000
    Additions to other assets                                _     (1,232,000)

Net cash used in investing activities              (11,953,000)   (15,486,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long term debt                     8,456,000      1,223,000
     Proceeds  (payments),  net, on bank
        indebtedness                                 3,054,000       (180,000)
    Issuance of common stock                           598,000      4,460,000
    Purchased of common stock for treasury          (3,076,000)             _
    Purchase of options                                (98,000)             _
    Tax payments for exercised stock options                 _         22,000
    Withholding tax on employee stock purchase plan    (35,000)             _

Net cash provided by financing activities            8,899,000      5,525,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (56,000)        38,000

NET DECREASE IN CASH                                  (163,000)    (5,522,000)
CASH  AND  CASH  EQUIVALENTS AT BEGINNING OF  PERIOD 1,653,000      8,343,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 1,490,000    $ 2,821,000


<Page 6>


Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly owned subsidiaries (the "Corporation"). The financial data for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

1.    The  Corporation recognized reorganization  costs  of  $1.8 million in the first quarter of 1996 in connection with the writedown of its inventory in Brazil and the reorganization of its industrial minerals segment.

2. Effective February 15, 1995, the operations of Alumitech, Inc. ("Alumitech") were consolidated with the accounts of the Corporation. Prior to February 15, 1995, the Corporation's investment in Alumitech was accounted for under the equity method and contributed $87,000 in equity income.

3.    On  May 15, 1995, the Corporation, through its wholly owned subsidiary, Suzorite Mineral Products, Inc., purchased the  fixed
assets   and   inventory  of  Benwood  Limestone  Company,   Inc.
("Benwood") for approximately $3.5 million.


<Page 7>


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 1996 and September 30, 1995, and for the nine months ended September 30, 1996 and September 30, 1995, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

Results of Operations

Three  Months  Ended September 30, 1996 Compared to Three  Months
Ended September 30, 1995

Net Sales

The  Corporation's net sales for the three months ended September
30, 1996 were $21.6 million, a decrease of $0.1 million, or 0.7%, from the comparable period in 1995.

Net sales in the industrial minerals segment for the three month period ended September 30, 1996 increased to $10.5 million, an increase of $0.8 million, or 8.2%, compared to the 1995 period. The increase was due mainly to increased sales of sodium feldspar and phlogopite mica and the incremental sales associated with a new low iron sand product.

Net sales in the metal products segment for the three months ended September 30, 1996 were $11.1 million, a decrease of 7.8% from the comparable period in 1995. The $0.9 million decrease was primarily due to both a decline in the aluminum price realized of approximately $0.15 per pound in 1996 as compared to 1995 and a significant decline in the price of copper which impacted the revenues of the copper powder operation in Tennessee.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 1996 was $16.3 million, an increase of $0.1 million, or 0.4%, from the comparable period in 1995. As a percentage of net sales, cost of goods sold increased to 75.2% for the three months ended September 30, 1996 from 74.4% for the same period in 1995.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A expense") for the three months ended September 30, 1996 increased by $27,000, virtually unchanged from the comparable period of 1995.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 1996 was $1.2 million, an increase of 13.4% over the comparable period in 1995. The increase was due to an increase in assets during the last quarter of 1995 and the first nine months of 1996, namely those purchased in connection with the expansion and modernization of the Corporation's sodium feldspar facility in Spruce Pine, North Carolina.


<Page 8>


Operating Income

Operating  income for the three month period ended September  30,
1996  was  $1.4 million, a decrease of $0.4 million,  or   20.7%,
from the comparable period in 1995. The decrease was due in part to the reasons discussed above.

Interest Expense, Net

Interest  expense for the three months ended September  30,  1996 was $0.2 million, an increase of $0.1 million from the comparable period in 1995, as the result of an $11.5 million increase in total bank indebtedness.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended September 30, 1996 increased to $0.4 million from $45,000 in the comparable period in 1995. The increase is partially due to an increase in the provision for foreign taxes and partially due to the Corporation's tax loss carryforwards. In 1995, the Corporation had sufficient loss carryforwards to shelter its income and, therefore, the amount included in income taxes was for foreign taxes only. As most of the Corporation's unrestricted loss carryforwards have been utilized, the effective income tax rate going forward is 35%.

Net Income

As a result of the factors discussed above, net income for the three months ended September 30, 1996 was $0.8 million, a decrease of 50.1% from the comparable period in 1995.

Nine  Months  Ended September 30, 1996 Compared  to  Nine  Months
Ended September 30, 1995

Net Sales

The  Corporation's net sales for the nine months ended  September
30, 1996 were $65.4 million, an increase of $1.1 million, or 1.7%, from the comparable period in 1995.

Net sales in the industrial minerals segment for the period ended September 30, 1996 were $30.6 million, an increase of $2.6 million, or 9.1%, compared to the 1995 period. The favourable change was due to increased sales of sodium feldspar and mica and the additional sales associated with a new low iron sand product.

Net sales in the metal products segment for the nine months ended September 30, 1996 were $34.7 million, a decrease of $1.5 million, or 4.1%, from the comparable period in 1995. The reason for the decrease is twofold: lower revenue from the copper powder group and decreased sales of atomized ferrous powders. In the case of copper powders, the dramatic decline in copper prices has resulted in lower revenue since the product is priced off of the COMEX spot price. In the case of atomized ferrous products, recent plant expansions by competitors have resulted in a significant level of excess capacity in the industry. As a result, the market has become very price competitive.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 1996 was $49.2 million, an increase of $0.9 million, or 1.9%, from the comparable period in 1995. As a percent of net sales, cost of goods sold increased marginally to 75.3% for the nine months ended September 30, 1996 from 75.2% for the same period in 1995.


<Page 9>


Selling, General and Administrative Expense

SG&A  expense  for  the  nine months  ended  September  30,  1996 increased by $1.0 million, or 14.9%, from the comparable 1995 period to $7.9 million. Of the increase, $0.6 million was due to operations acquired subsequent to the 1995 period. As a percentage of net sales, SG&A expense increased from 10.7% in the 1995 period to 12.1% in the 1996 period,.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 1996 was $3.4 million, an increase of 24.7% over the comparable period in 1995. The increase was due to assets acquired during the last quarter of 1995 and the first nine months of 1996, specifically those purchased in connection with the expansion of the Corporation's sodium feldspar facility in Spruce Pine, North Carolina.

Operating Income

Operating income for the nine month period ended September 30, 1996 was $3.1 million, a decrease of $3.3 million, or 51.2%, from the comparable period in 1995. The decrease was due to the reasons discussed above and to the $1.8 million reorganization provision taken during the first quarter of 1996 (see Note 1 to the Consolidated Financial Statements).

Interest Expense, Net

Interest expense for the nine months ended September 30, 1996 was $0.6 million, up from $0.3 million for the comparable period in 1995 as the result of a $4.5 million increase in total bank indebtedness.

Provision for Income Taxes

The Corporation's provision for income taxes for the nine months ended September 30, 1996 increased to $0.9 million from $0.8 million in the comparable period in 1995. The increase is partially due to an increase in the provision for foreign taxes and partially related to the Corporation's tax loss carryforwards. In 1995, the Corporation had sufficient loss carryforwards to shelter its income and, therefore, the amount included in income taxes was for foreign taxes only. As most of the Corporation's unrestricted loss carryforwards have been utilized, the effective income tax rate going forward is 35%.

Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 1996 was $1.6 million, a decrease of 69.5% from the comparable period in 1995.


<Page 10>


Liquidity and Capital Resources

Cash Flow from Operations

During first nine months of 1996, the Corporation generated cash flow from operations of $2.9 million as compared to $4.4 million for the first nine months of 1995. The decrease of $1.5 million is primarily due to lower net income in the 1996 period. In 1996, non-cash working capital items used $2.1 million of the cash otherwise generated from operations as compared to $3.6 million for the corresponding period of 1995, as a result of increases in accounts receivable and inventories.

The Corporation had $19.2 million of working capital at September
30, 1996, compared to $19.7 million at December 31, 1995.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 13th day of November, 1996.


                              ZEMEX CORPORATION
                              (Registrant)



                             By: /s/Allen J. Palmiere
                             ______________________________________________
                                 Allen J. Palmiere
                                 Vice President and Chief Financial Officer