Form 10-K
period 1996-12-31
ZEMEX CORP
filed 1997-03-28
CIK 75644

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-K

                        ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The  aggregate market value of the registrant's voting  stock
(Common Stock, $1.00 par value) held by non-affiliates as of March 7, 1997 (based on the closing sale price of $7.125 on the New York Stock Exchange) was $27,646,140.

As  of  March  7, 1997, 9,041,946 shares of the  registrant's
Common Stock, $1.00 par value, were outstanding.


             DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31,
1996                                                Part II

Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A with respect to the Annual Meeting of
Shareholders                                      Part III

                          FORM 10-K
                        ANNUAL REPORT

                      TABLE OF CONTENTS
                             AND
                    CROSS-REFERENCE SHEET


                           PART I

                                                           Page
Item 1.   Business                                           1
Item 2.   Properties                                         7
Item 3.   Legal Proceedings                                  7
Item 4.   Submission of Matters to a Vote of Security
          Holders                                            8
Item 10. Executive and Other Officers of the Registrant(A)   8

                           PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters(B)                             9
Item 6.   Selected Financial Data(C)                         9
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation(D)              9
Item 8.   Financial Statements and Supplementary Data(E)    10
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure            10


                          PART III

Item 10.  Directors of the Registrant(F)                     *
Item 11.  Executive Compensation(F)                          *
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management(F)                           *
Item 13.  Certain Relationships and Related Transactions(F)  *

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                               11
_________________________

(A)
  Included  in Part I pursuant to Instruction 3  of  Item
  401(b) of Regulation S-K.

(B)
  Information responsive to this Item is set forth on
  page   16   of  the  registrant's  Annual   Report   to
  Shareholders for the year ended December 31, 1996  (the
  "Annual  Report  to Shareholders") and is  incorporated
  herein   by   reference.    The   Annual   Report    to
  Shareholders is included as Exhibit 13 to this Form 10-
  K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed
  "filed" as part of this Form 10-K report.

(C)
  Information responsive to this Item is set forth on page 41 of the Annual Report to Shareholders and is incorporated herein by reference.

(D)
  Information responsive to this Item is set forth on pages 10 through 16 of the Annual Report to Shareholders and is incorporated herein by reference.

(E)
  Financial statements responsive to this Item  are
  set  forth on pages 17 through 40 of the Annual  Report
  to   Shareholders  and  are  incorporated   herein   by
  reference.   The  Supplementary  Schedule  required  by
  this  Item  is set forth on page S-1 of this Form  10-K
  Annual Report.

(F)
  Information responsive to this Item is set  forth
  in  the registrant's definitive proxy statement  to  be
  filed  with  the Commission pursuant to Regulation  14A
  and  in  the Annual Report to Shareholders on  Page  39
  (Note 15) and is incorporated herein by reference.


<PAGE 1>


                           PART I


ITEM 1.  BUSINESS

General

Zemex Corporation (the "Corporation" or "Zemex"), a Delaware corporation, was incorporated in 1985 as the successor to
Pacific Tin Corporation. Zemex is a niche producer of industrial minerals and metal products. Its principal businesses are industrial minerals, metal powders, and aluminum waste recycling. Its major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, ferrous and non ferrous powders, and aluminum dross derivatives.

Industrial Minerals

The Corporation's industrial minerals segment consists of three wholly-owned subsidiaries: The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite") and Suzorite Mineral Products, Inc. ("SMP"). The group is collectively referred to as Zemex Industrial Minerals, Inc., a company which was incorporated under the laws of the State of Delaware in December 1996.

TFC has mining and processing facilities in Edgar, Florida; Monticello, Georgia; and Spruce Pine, North Carolina. Using classical methods, TFC mines sodium feldspar from two different ore deposits in the Spruce Pine area; potassium feldspar is mined from two deposits close to the Monticello plant. TFC's kaolin and sand products are produced by dredging and wet separation at the Edgar property.

TFC produces numerous products, including sodium and potassium feldspar, silica, low iron sand, muscovite mica and kaolin clay, at its operating plants in TFC supplies its products primarily to the glass and ceramics industries. Feldspathic minerals and certain grades of industrial sand are used to manufacture bottles, jars, and other glass containers, fiberglass, paints and plastics, and television picture tubes. Feldspar and kaolin are major raw materials for the ceramic industry, and are incorporated into the production of ceramic floor and wall tiles, dinnerware, plumbing fixtures, glazes and electrical insulators. Industrial sand is used for filter, filler, beach, blasting and concrete applications. TFC also produces a low iron sand product for use in specialized glass applications.

Suzorite mines phlogopite mica in an open pit mining operation in Suzor Township, Quebec, Canada, approximately 200 miles north of Montreal, Quebec. The ore is mined by standard, open pit methods and delivered to a siding for ultimate transportation by rail to the processing plant, which is located in Boucherville, Quebec, a suburb of Montreal. Suzorite's phlogopite mica is processed into products of various particle sizes. Because of its distinct thermal stability advantage over competitive materials, phlogopite mica is used in technological plastic and high temperature plastic applications; Suzorite's phlogopite mica is used as a partial or complete substitute for asbestos in fire retardation, friction materials, oil well drilling needs, caulking and molding compounds, coatings, plasters and plastics. The principal markets served by Suzorite are the automobile, construction and oil drilling industries. These products are marketed under the trade names Suzorite Mica and Suzorex.


<PAGE 2>

SMP, which was acquired by the Corporation in late 1994, has talc operations in Natural Bridge, New York; Murphy, North Carolina; Van Horn, Texas; and Benwood, West Virginia. SMP purchases raw materials for conversion and processing at its plant in Natural Bridge; these products are directed primarily into the cosmetic and pharmaceutical industries. The production facility in Van Horn processes mined ores for sale into the coatings, plastics and ceramics industries. The Benwood operation imports raw materials and processes a variety of calcium carbonates as well as a wide range of talc products for ultimate use in the plastics industry.

In late 1996, SMP substantially completed the construction of a new mill at its facility in West Virginia. This new fine grind milling capacity is part of SMP's strategy to develop a niche in the talc marketplace by offering very finely divided high purity talc products to industrial markets. SMP believes that it is one of the few talc producers in North America to produce products of this purity and fineness. The products, which will see application in performance plastic parts, high end coatings and other niche markets, are currently being tested and appraised by a select group of customers. With the addition of these new fine grind products, Benwood will have the ability to produce a broad spectrum of high purity talc products.

Demand for the Corporation's industrial minerals is related to the pace of the general economy and, particularly, to the automotive industry, and residential and commercial construction industries. The Corporation's industrial minerals sales were $40.5 million in 1996, compared with $37.1 million in 1995 and $30.4 million in 1994. This business segment reported operating income, before reorganization and/or restructuring charges of $3.1 million in 1996, $4.6 million in 1995 and $3.9 million in 1994.

During  1996,  considerable efforts were  put  into  product
development,  marketing,  capital  expansion  projects   and
product quality improvement. The Corporation expects these efforts will bear fruit in the future.

Capital expenditures were $11.9 million in 1996 compared to $9.7 million in 1995 and $2.1 million in 1994. Major capital spending in 1996 included construction of a low iron sand plant in Spruce Pine, North Carolina, completion of an expansion at TFC's sodium feldspar operation also in Spruce Pine, and installation of a new fine grind mill at its plant in Benwood, West Virginia.

Metal Products

The metal products segment consists of Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron") and Alumitech, Inc., Aluminum Waste Technology, Inc. and Engineered Thermal Systems, Inc. (collectively, "Alumitech"), all of which are wholly-owned subsidiaries of Zemex.

Pyron operates plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback, Tennessee. In 1994, Pyron purchased the assets of Greenback Industries, Inc., giving it the ability to produce a wide range of high quality copper and copper alloy powders. These products complement Pyron's iron and steel powder products and are sold through Pyron's marketing and sales organization. Until 1996, Pyron also operated a metal powder facility in Maryville, Tennessee. However, in order to optimize production efficiencies and lower operating costs, the Maryville process was amalgamated with the one at Greenback in early 1996. In addition, a new water atomized copper powder process was successfully commissioned at the Greenback location in late 1996.


<PAGE 3>

Pyron's major products include iron, steel, copper, copper alloy powders and manganese sulfide. The primary application of metal powders is in the fabrication of precision metal parts using powder metallurgy. Powder metallurgy is an efficient, economical process for the production of complex components used in the automotive, farm, garden and lawn equipment, and business machine industries. Key features of powder metallurgy technology are low scrap ratios and lower production costs than other conventional metal working processes such as machining, casting and forging. In addition, in recent years, metal powder use in automotive and rail braking systems has grown rapidly as a replacement for asbestos, achieving better performance and improved environmental and health conditions. Metal powders are also used in the production of welding rods, for cutting and scarfing of steel ingots and billets, for the inspection of oil field pipe and tubing, and in food supplements.

In 1995, Pyron completed construction of a blending plant in St. Marys, Pennsylvania. Through its new blending plant, Pyron is able to provide warehousing, custom pre-packaged powders and just-in-time service to its customers.

In 1996, Pyron completed construction of a designated facility for the production of manganese sulfide at its
Greenback,   Tennessee  location.   Pyron's   new   product,
Manganese Sulfide Plus (MnS+TM), was developed in Pyron's laboratory and is used as an additive by the powder metallurgical industry to enhance tool life and aid in
machinability.   Manganese Sulfide Plus is now  commercially
available   and  response  from  customers  has  been   very
positive.    Although  not  a  significant  contributor   to
earnings, manganese sulfide is a natural complement to Pyron's core ferrous and non-ferrous businesses. It further broadens Pyron's product line, serving to enhance customer relationships

The Corporation acquired its initial interest in Alumitech in 1994 and increased its ownership to 100 percent in 1995. Alumitech has two processing plants: an aluminum dross reprocessing plant in Cleveland, Ohio and a ceramic fiber production plant in Streetsboro, Ohio. Alumitech is an aluminum dross reprocessor that has developed, patented and is in the process of commercializing its proprietary aluminum dross recycling technology. Using its patented process, Alumitech has the ability to transform chloride-based drosses received from secondary aluminum producers into a number of commercial applications, including refractory ceramic fiber and other metallurgical products. Currently, competitive processes landfill anywhere from 40 percent-75 percent of the volume of dross received, whereas Alumitech's recycling process will virtually eliminate the need for landfill.

Aluminum dross is a waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which is high in chloride content, forms the primary feedstock for Alumitech's Cleveland plant. Conventional dross processors extract the contained metallic aluminum and landfill the balance. Using its proprietary process, Alumitech has the ability to extract the metallic aluminum and residual fines as exothermics, crystallize the sodium, potassium, and magnesium chlorides, and convert the balance into non-metallic products ("NMP") to be used in the production of commercial products. The result is the elimination of the need for landfill. With its ability to convert NMP into commercially saleable products, Alumitech is considered the industry leader in the development of alternative uses for NMP. Alumitech's patents on its technology to process NMP have a remaining life of about fourteen years.


<PAGE 4>


Alumitech   also   operates  a  ceramic   fiber   plant   in
Streetsboro, Ohio. At this facility, NMP can be melted in an electric arc furnace and converted into refractory ceramic fiber. The fiber is blown into a blanket and cut to dimension. The final product is an insulation material with a temperature degradation of as high as 2000 degrees F.

In November 1996, the Corporation signed a letter of intent to form a joint venture with IMCO Recycling Inc., the world's largest aluminum recycler. Assuming that a joint venture  agreement  is signed in the  first  half  of  1997, management expects that construction of a new dross reprocessing facility will begin in late 1997 or early 1998.

Sales for the metal products group decreased to $46.0 million in 1996 from $48.0 million in 1995. Sales were $24.9 million in 1994. The decrease from 1995 to 1996 was due to lower volumes of ferrous and non ferrous metal powders and lower aluminum prices. During the same interval, operating income before reorganization and/or restructuring charges decreased from $3.7 million in 1995 to $1.9 million in 1996. Operating income before reorganization and/or restructuring charges was $3.9 million in 1994. Management anticipates improved margins in this segment in 1997 as a result of higher metal powder production, new products, continuing cost reductions, efficiency improvement programs, and higher aluminum prices.

Capital expenditures for the metal products group were $6.0 million in 1996 as compared to $5.8 million in 1995 and $0.9 million in 1994. The expenditures were primarily incurred to construct a manganese sulfide operation at the plant in Greenback, Tennessee and to improve the dross processing and ceramic production facilities at the Cleveland plant. In 1997, capital expenditures are anticipated to be higher due to the retrofitting of the Cleveland facility from a pilot plant to a full-scale commercial operation and the construction of a new dross processing facility with IMCO Recycling Inc. ("IMCO"). The latter is subject to the signing of a joint venture agreement with IMCO in the first half of 1997.

Raw Materials and Other Requirements

In recent years, the Corporation has not experienced any substantial difficulty in satisfying the raw materials requirements for its metal products operations, which is the segment that consumes, rather than supplies, raw materials. However, no assurance can be given that any shortages of these or other necessary materials or equipment will not develop or that increased prices will not adversely affect the Corporation's business in the future.

Seasonality

The efficiency and productivity of the Corporation's operations can be affected by unusually severe weather conditions. During the winter of 1996, there were minor production outages at the Corporation's operating facilities in North Carolina and New York States due to inclement weather, but they were not significant enough to materially affect 1996 operating results.

Competition

All of the Corporation's products are sold in highly competitive markets which are influenced by price, product performance, customer location, service, foreign competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and metal products. No material part of the Corporation's business is dependent upon any single customer, or upon very few customers, the loss of any one of which could have a material adverse impact on the Corporation.


<PAGE 5>

Industrial mineral prices, generally, are not subject to the price fluctuations typical of commodity metals. Demand for industrial minerals is primarily related to general economic conditions, particularly in the automotive, housing and construction  industries.  In the United States,  there  are three major feldspathic mineral producers, including the Corporation. The Corporation is the only North American producer of phlogopite mica and one of many talc producers. Markets for industrial mineral products are sensitive not only to service, product performance, and price, but also to competitive pressures and transportation costs.

The Corporation is one of five North American producers of metal powders. The market for metal powders is affected primarily by product performance, consistency of product quality and price. To some extent, competition in the metal powders industry is affected by imports of finished metal powder parts. Product prices over the last several years have been strongly influenced by costs of powder production and available capacity. Demand for metal powders is a function of general economic conditions, particularly in the automotive market.

There are numerous aluminum dross processors in the United States, however, only Alumitech has patented technology which enables it to process aluminum dross without the necessity for landfill. While the Corporation competes for the supply of aluminum dross with a number of other operations, the major factor affecting the supply of dross is the level of activity of the secondary aluminum smelting industry. In addition, as aluminum is one of the products of aluminum dross reprocessing, commodity price fluctuations of aluminum may have a negative impact on the earnings of the Corporation.

Research and Development

The  Corporation  carries on an active  program  of  product
development   and  improvement.   Research  and  development
expense was $0.6 million in 1996, $0.3 million in 1995 and $0.3 million in 1994.

Financial information about industry segments is set forth on pages 39 and 40 of the Annual Report to Shareholders and is incorporated herein by reference.

Environmental Considerations

Laws and regulations currently in force which do or may affect the Corporation's domestic operations include the Federal Clean Air Act of 1970, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Toxic Substances Control Act, CERCLA (superfund) and regulations under these Acts, the environmental protection regulations of various governmental agencies (e.g. the Bureau of Land Management Surface Management Regulations, Forest Service Regulations, and Department of Transportation Regulations), laws and regulations with respect to permitting of land use, various state and local laws and regulations concerned with zoning, mining techniques, reclamation of mined lands, air and water pollution and solid waste disposal. Currently, the Corporation is not aware of any materially adverse environmental problems or issues.

<PAGE 6>


Employees

The approximate number of Corporation employees as of December 31, 1996 is set forth below:

            Industrial Minerals      275
            Metal Products           235
            Corporate                  6
                                     ----
            Total                    516
                                     ----
Approximately 59 employees at the Corporation's metal powder operations in Niagara Falls, New York, are covered by a collective bargaining agreement. The current three-year agreement expires April 15, 1998. At the ferrous metal powder facility in Greenback, Tennessee, approximately 39 employees are covered by a three-year agreement which expires February 28, 1998. Approximately 22 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 12, 1999. The agreement is for three years and should be signed by the end of March 1997. At Alumitech, approximately 42 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 1998 and one agreement expiring December 31, 1998. The Corporation considers its labor relations to be good.

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

Export Sales

The Corporation's industrial minerals and metal products operations sell their products internationally to a wide variety of customers including the ceramics, glass and powder metallurgy industries. Export sales in these two segments were less than 7 percent of total sales.

Cautionary "Safe Harbor" Statement Under the
United  States Private Securities Litigation Reform  Act  of
1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Factors that could cause actual results to differ materially include, among others, fluctuations in aluminum prices, problems regarding unanticipated competition, processing, access and transportation of supplies, availability of materials and equipment, force majeure events, the failure of plant equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Corporation's filings with the Commission. Many of these factors are beyond the Corporation's ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.


<PAGE 7>

ITEM 2.  PROPERTIES

The industrial minerals segment has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This segment owns approximately 391,500 square feet of office and plant floor space. As well, the processing facility in Benwood, West Virginia has approximately twelve acres of land. In 1996, The Feldspar Corporation purchased 655 acres with 20 years additional ore reserves for its Spruce Pine, North Carolina facility. The mineral deposits at the mines currently operated by the industrial minerals segment are estimated by the Corporation to be at least 25 years, except in the case of the mica mine in Suzor Township where reserves are estimated to be in excess of 100 years. All of the Corporation's mining properties are either owned or leased, with the leases expiring from 1998 to 2018.

The  metal  products group has operations in Niagara  Falls,
New York; St. Marys, Pennsylvania; Greenback, Tennessee; Cleveland, Ohio; and Streetsboro, Ohio. At its facility in Niagara Falls, Pyron Corporation utilizes approximately 79,000 square feet of office and plant floor space which it leases from the Niagara County Industrial Development Agency. The lease was established as part of the Industrial Development Revenue Bond issued in November 1989 to finance the construction of an atomized steel powder plant. Lease payments are to be sufficient to pay the debt service on the Industrial Development Revenue Bond. The atomized plant utilizes approximately 16,000 square feet of floor space and is adjacent to the existing facility. The blending plant in St. Marys, Pennsylvania, which was built in 1995, has 32,000 square feet of plant, office and storage space and is situated on 3.4 acres of land. The Greenback facility is situated on 27.5 acres of land of which 6 acres is actively used in the operations. General office space comprises approximately 6,300 square feet; there is approximately 87,000 square feet of production, storage and shipping/receiving space. The aluminum dross processing plant in Cleveland, Ohio owns 6.1 acres and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation owns 6.0 acres on which there is a 36,000 square foot building of plant and office space.

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


<PAGE 8>


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 10.  EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

                                                                  Served in
Officer                 Position                   Age         Position Since

Peter Lawson-Johnston  Chairman of the
                       Board of Directors           70               1975

Richard L. Lister      President and
                       Chief Executive Officer      58               1993

Allen  J. Palmiere     Vice President,
                       Chief Financial Officer      44                1993
                       and Assistant Secretary

Peter J. Goodwin       Vice President,
                       Zemex Corporation            46                1994
                       President, Industrial Minerals

Terrance J. Hogan      President, Alumitech, Inc.   41                1995

G. Russell Lewis       President, Metal Powders     67                1986

Patricia K. Moran      Assistant
                       Secretary-Treasurer          31                1995


There are no family relationships between the officers listed above. The term of office of each executive officer is until his/her respective successor is elected and has qualified, or until his/her death, resignation or removal. Officers are elected or appointed by the board of directors annually at its first meeting following the annual meeting of shareholders. The following are the current officers of the Corporation and a description of their business activities if less than five years in their present position.

Mr. Lister, who was elected to the board of directors on May 30, 1991, assumed his duties as Vice Chairman of the Board of Directors on July 23, 1991 and as President and Chief Executive Officer on June 1, 1993. Mr. Lister was Vice Chairman of Dundee Bancorp Inc. from October 1991 to May 1993.


<PAGE 9>


Mr. Palmiere assumed the duties of Chief Financial Officer in October 1993. From April 1992 to October 1993 he was a self-employed consultant. From October 1990 to April 1991 he was the Chief Financial Officer and Vice President of Breakwater Resources Ltd. and from May 1991 to April 1992 was the Chief Executive Officer of Breakwater Resources Ltd.

Mr. Goodwin became a Vice President of the Corporation in August 1994. From May 1993 to August 1994, Mr. Goodwin was a self-employed consultant. Mr. Goodwin was President and Chief Executive Officer of Miller and Co. from August 1990 to May 1993.

Mr. Hogan became President of Alumitech, Inc. in May 1995. Prior to becoming President, Mr. Hogan was Chief Operating Officer of Alumitech's subsidiary, Aluminum Waste Technology, Inc., from December 1992 to May 1995. Prior to December 1992, Mr. Hogan was the Vice President and Chief Financial Officer of American Recovery Technology Systems, Inc.

Ms.   Moran  assumed  the  duties  of  Assistant  Secretary-
Treasurer in February 1995 and has served in various capacities with the Corporation since 1993.


                           PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth on page 16 of registrant's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference. The Annual Report to Shareholders is included as
Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.


ITEM 6.  SELECTED FINANCIAL DATA

Information responsive to this item is set forth on page  41 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

Information responsive to this Item is set forth on pages 10 through 16 of the Annual Report to Shareholders and is incorporated herein by reference.

In  addition  to  the  information  incorporated  herein  by reference, on March 12, 1997, the Corporation signed an amendment to its credit agreement with NationsBank and The Chase Manhattan Bank (see Exhibit 4(q)). The amendment provides for an incremental $20 million increase in credit available for acquisitions, capital programs and general corporate purposes.


<PAGE 10>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages 17 through 40 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report. See Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

1. Financial statements and independent auditor's report filed as part of this report:

          (a)   Consolidated Balance Sheets at December  31,
          1996 and 1995, which information is incorporated by reference under Item 8 of this report;

          (b)    Consolidated  Statements  of  Shareholders'
          Equity  for  the  three years ended  December  31,
          1996,   which   information  is  incorporated   by
          reference under Item 8 of this report;

          (c)   Consolidated Statements of  Income  for  the
          three   years  ended  December  31,  1996,   which
          information  is  incorporated by  reference  under
          Item 8 of this report;

          (d)  Consolidated Statements of Cash Flows for the
          three   years  ended  December  31,  1996,   which
          information  is  incorporated by  reference  under
          item 8 of this report;

          (e)    Notes   to   the   Consolidated   Financial
          Statements, which information is incorporated by reference under Item 8 of this report; and

          (f)     Independent   Auditors'   Report,    which
          information  is  incorporated by  reference  under
          Item 8 of this report.


<PAGE 11>


2. Financial statement schedules and independent auditors' report filed as part of this report:

          Schedule
          Number              Description

                  -                Report   of   Independent
Accountants

           Schedule IX              Valuation and Qualifying
Accounts
                              and Reserves (page S-1)

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the related notes thereto, or is not applicable or required.


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


<PAGE 12>


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


<PAGE 13>


(4)(q) Amendment  No. 1 dated as of March 12,  1997  to  the
       Loan and Security Agreement dated as of March 15, 1995 among Zemex Corporation and The Feldspar Corporation and NationsBank of Tennessee, N.A. and Chemical Bank and NationsBank of Tennessee, N.A., as Agent

*(10)(a)      Key  Executive  Common  Stock  Purchase   Plan
       (Incorporated by reference from Exhibit (10)(b) of the Corporation's Annual Report on Form 10-K filed
       March 31, 1991)

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

(10)(i)Ligonier Purchase Agreement and Second Plan of Reorganization dated March 2, 1992 among Pyron Metal Powders, Inc., a wholly-owned subsidiary of Zemex Corporation, Purchaser, and Ligonier Powders, Inc., Seller (Incorporated by reference from Exhibit
       (5)(a) of the Corporation's Annual Report on Form 10-K filed March 31, 1993)

(10)(j)1995 Stock Option Plan (Incorporated by reference from Exhibit B of the Corporation's 1995 Definitive
       Proxy Statement, filed on March 29, 1995)


<PAGE 14>


(10)(k)Stock Purchase Agreement dated August 10, 1993 between Zemex Corporation, Zemex Canada Inc., an Ontario corporation and a direct wholly-owned subsidiary of Zemex Corporation, Dundee Bancorp Inc., an Ontario corporation, and Dundee Bancorp International Inc., a Delaware corporation, and a direct wholly-owned subsidiary of Dundee Bancorp Inc., with respect to the acquisition of Suzorite Mica Products Inc. (Incorporated by reference from
       Exhibit 2 of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(l)Capital Stock Purchase Warrant dated September 14, 1993 issued to Dundee Bancorp International Inc. pursuant to the Stock Purchase Agreement referred to in 10(m). (Incorporated by reference from Exhibit 4(a) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(m)Registration Rights Agreement dated September 14, 1993 between Zemex Corporation and Dundee Bancorp International Inc. (Incorporated by reference from Exhibit 4(b) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(n)Asset Purchase Agreement dated September 3, 1993 between U.S. Silica Company, The Feldspar Corporation and Zemex Corporation with respect to the sale of the Virginia aplite facility (Incorporated by reference from Exhibit 10(at) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(o)Stock Purchase Agreement dated November 15, 1993 between Americo Malay Mineral Company and Zemex Corporation with respect to the sale of 2,500,002 common shares of Perangsang Pasifik Senderian Berhad, a corporation organized and existing under the laws of the Federal Republic of Malaysia (Incorporated by reference from Exhibit 10(au) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(p)Suzorite Mica Product Inc.'s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(q)Employee   Stock   Purchase  Plan  (Incorporated   by
       reference  as  Exhibit A to the  Corporation's  Proxy
       Statement filed May 6, 1994)

(10)(r)Stockholders Agreement dated June 10, 1994 among Alumitech, Inc., Clarion Capital Corporation, DCC
       Equities Limited and Moshe Dan Yerushalmi, John Hocevar and Terrance Hogan and Zemex Corporation (Incorporated by reference as Exhibit 10(ax) to the Corporation's Registration Statement on Form S-1, Registration No. 33-82638, filed on August 22, 1994)

(10)(s)Asset Purchase Agreement dated December 7, 1994 between Whittaker, Clark & Daniels, Inc., Clark Minerals, Inc., Cherokee Minerals, Inc. and Pioneer Talc Company and Suzorite Mineral Products, Inc. and Zemex Corporation (Incorporated by reference from Exhibit 10(u) of the Corporation's Annual Report on Form 10-K filed March 30, 1995)

(13)   1996 Annual Report to Shareholders

(22)   Subsidiaries of the Registrant

(24)(a)Consent of Deloitte & Touche

The Corporation will furnish copies of these documents to requesting shareholders upon payment of $10.80 per document.





*   Management contract or compensatory plan or arrangement.


<PAGE 16>


                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ZEMEX CORPORATION



                            By:/s/RICHARD L. LISTER
                            ---------------------------------
Dated:   March  27, 1997          Richard  L. Lister
                                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature                       Title                      Date

/s/ PETER LAWSON-JOHNSTON       Chairman of the Board      March 27, 1997
Peter Lawson-Johnston           and Director



/s/ RICHARD L. LISTER           President and Chief
Richard L. Lister               Executive                  March 27, 1997
                                Officer and Director
                               (Principal Executive
                                Officer)


/s/ PAUL A. CARROLL             Director                   March 27,1997
Paul A. Carroll



/s/ MORTON A. COHEN             Director                   March 27,1997
Morton A. Cohen



/s/ JOHN M. DONOVAN             Director                   March 27,1997
John M. Donovan



/s/ THOMAS B. EVANS, JR.        Director                   March 27, 1997
Thomas B. Evans, Jr.


<PAGE 17>


                           Title



/s/ NED GOODMAN                 Director                    March 27, 1997
Ned Goodman



/s/ PATRICK H. O'NEILL          Director                    March 27, 1997
Patrick H. O'Neill



/s/ WILLIAM J. VANDEN HEUVEL    Director                    March 27, 1997
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE           Vice President,
Allen J. Palmiere               Chief Financial             March 27, 1997
                                Officer and
                                Assistant Secretary
                                (Principal Financial and
                                Accounting Officer)






                      LIST OF EXHIBITS




Exhibit (4)(q) Amendment No. 1 dated as of March 12, 1997 to the Loan and Security Agreement among Zemex Corporation and The Feldspar Corporation and NationsBank of Tennessee, N.A., and Chemical Bank and NationsBank of Tennessee, N.A., as Agent

Exhibit 13     1996 Annual Report to Shareholders








                         Exhibit 22

               SUBSIDIARIES OF THE REGISTRANT


The subsidiaries listed below are wholly-owned and all are consolidated in the financial statements.


                                  State or Country
       in Which
          Subsidiary Name    Incorporated or Organized

          Alumitech, Inc.             Delaware

          The Feldspar Corporation North Carolina

          Pyron Corporation           New York

          Pyron Metal Powders, Inc.   Delaware

          Suzorite Mica Products Inc.Ontario, Canada

           Suzorite Mineral Products, Inc.Delaware

           Zemex Industrial Minerals, Inc.Delaware


                        Exhibit 24(a)

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of Zemex Corporation

       We have audited the consolidated financial statements of Zemex Corporation and its Subsidiaries as of December 31, 1996 and for the year then ended, and have issued our report thereon dated January 31, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by
reference.    Our  audit  also  included  the   consolidated
financial statement schedule of Zemex Corporation, listed in
Item 14.  This consolidated financial statement schedule  is
the  responsibility  of the Corporation's  management.   Our
responsibility is to express an opinion based on our  audit.
In   our  opinion,  such  consolidated  financial  statement
schedule,   when  considered  in  relation  to   the   basic
consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE


Toronto, Ontario
March  31, 1997



                      ZEMEX CORPORATION
                      And Subsidiaries

           SCHEDULE IX - VALUATION AND QUALIFYING
                    ACCOUNTS AND RESERVES

               For the Year Ended December 31,

Column A         Column    Column    Column   Column    Column
                      B         C         D        E         F

                          Additio
                Balance        ns                      Balance
                     at   Charged     Other             At End
Description     Beginni        to   Additio  Deducti        of
                     ng     Costs        ns      ons    Period
                     of       and
                 Period   Expense
                                s
1996
Reserves
   Other        $605,00   $100,00         _  $106,00   $599,00
                      0         0                  0         0
Allowance for
                                     $5,000
Uncollectable   386,000   148,000             87,000   452,000
Accounts
1995
Reserves
   Other        $549,00   $154,00         _        $   $605,00
                      0         0             98,000         0
Allowance for
                                     $2,000
Uncollectable   414,000    77,000            107,000   386,000
Accounts
1994
Reserves
Employee              _         _         _        $         _
Severance             $   $255,00         _   80,000   $549,00
   Other         80,000         0            188,000         0
                482,000
Allowance for                             _
                           85,000             42,000   414,000
Uncollectable   371,000
Accounts














                             S-1