Form 10-Q
period 1997-03-31
ZEMEX CORP
filed 1997-05-06
CIK 75644

CONFORMED

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997
                  Commission file number 1-228


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X   NO

As of May 1, 1997, there were 8,291,971 shares of capital stock outstanding.


                Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                   March 31, 1997  December 31, 1996
                                      (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents        $   2,250,000        $  2,279,000
   Accounts receivable                 15,842,000          15,003,000
   Inventories                         17,338,000          18,171,000
   Prepaid expenses                     1,381,000           1,388,000
   Deferred income taxes                1,013,000           1,013,000
Total Current Assets                   37,824,000          37,854,000

Property, Plant and Equipment          63,782,000          62,084,000
Other Assets                            9,668,000           9,438,000
Total Assets                         $111,274,000        $109,376,000

LIABILITIES
Current Liabilities
   Bank indebtedness                   $4,000,000        $  6,590,000
   Accounts payable                     6,667,000           7,091,000
   Accrued liabilities                  4,124,000           2,983,000
   Accrued income taxes                   146,000             301,000
   Current portion of long term debt    1,818,000           2,201,000
Total Current Liabilities              16,755,000          19,166,000

Long Term Debt                         20,851,000          17,797,000
Other Non-Current Liabilities             813,000             599,000
Deferred Income Taxes                     784,000             817,000
Total Liabilities                      39,203,000          38,379,000

SHAREHOLDERS' EQUITY
Common stock                            8,975,000           8,950,000
Paid-in capital                        51,457,000          51,304,000
Retained earnings                      20,901,000          20,040,000
Note receivable from shareholder       (1,749,000)         (1,749,000)
Cumulative translation adjustment      (1,140,000)         (1,175,000)
Treasury stock at cost                 (6,373,000)         (6,373,000)
Total Shareholders' Equity             72,071,000          70,997,000

Total Liabilities and
Shareholders' Equity                 $111,274,000        $109,376,000


                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

                                              1997                1996
                                                 (unaudited)

NET SALES                              $23,700,000         $22,405,000

COSTS AND EXPENSES
Cost of goods sold                      17,486,000          17,018,000
Selling, general and administrative      3,001,000           2,408,000
Depreciation, depletion and amortization 1,447,000           1,057,000
                                        21,934,000          20,483,000
OPERATING INCOME BEFORE
REORGANIZATION COSTS                     1,766,000           1,922,000

Reorganization costs                             _           1,752,000

OPERATING INCOME                         1,766,000             170,000

Interest expense, net                      447,000             194,000
Other, expense (income)                    (15,000)            (34,000)
                                           432,000             160,000
INCOME BEFORE
PROVISION FOR INCOME TAXES               1,334,000              10,000

Provision for income taxes                 472,000               4,000

NET INCOME                             $   862,000        $      6,000

NET INCOME PER SHARE                   $      0.11                   _

AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING     8,025,200           8,221,507


                        ZEMEX CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE THREE MONTHS ENDED MARCH 31,


                                             1997           1996
                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $  862,000     $    6,000
Adjustments to reconcile income
from operations to net cash flows
from operating activities
   Depreciation, depletion
   and amortization                     1,472,000      1,077,000
   (Decrease) increase in deferred
   income taxes                           (34,000)        39,000
   Increase in other assets              (321,000)      (358,000)
   Increase in non-current liabilities    214,000          2,000
   Gain on sale of property, plant
   and equipment                          (39,000)             _
   Changes in non-cash working
   capital items                          563,000     (1,584,000)
Net cash provided by (used in)
operating activities                    2,717,000       (818,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant
   and equipment                       (3,079,000)    (2,521,000)
   Proceeds from sale of assets            88,000           _
Net cash used in investing activities  (2,991,000)    (2,521,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in long term debt       2,671,000      6,996,000
   Net (decrease) increase in
   bank indebtedness                   (2,590,000)     1,140,000
   Issuance of common stock               158,000        209,000
   Purchase of common stock                    _      (1,583,000)
Net cash provided by
financing activities                      239,000      6,762,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH     6,000         (9,000)

NET INCREASE (DECREASE) IN CASH           (29,000)     3,414,000

CASH & CASH EQUIVALENTS AT
BEGINNING OF PERIOD                     2,279,000      1,653,000

CASH & CASH EQUIVALENTS AT END
OF PERIOD                              $2,250,000     $5,067,000


Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 1997 and 1996 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

During the first quarter of 1996, the Corporation recognized reorganization costs of $1.8 million in connection with the reorganization of its industrial minerals division, a write-down to market of inventory held in Brazil and the recognition of a provision for anticipated costs associated with storing and selling the material. The Brazilian enterprise was unsuccessful primarily due to rapidly deteriorating market prices which made market penetration extremely difficult.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 1997 and the three months ended March 31, 1996, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

Net Sales

The Corporation's net sales for the three months ended March 31, 1997 were $23.7 million, an increase of $1.3 million, or 5.8%, from the comparable period in 1996. The increase reflects an 8.2% increase in sales of the Corporation's industrial minerals and a 3.9% increase in sales of its metal products.

Net sales in the industrial minerals segment for the three month period ended March 31, 1997 increased by $0.8 million, or 8.2%, compared to the 1996 period. This increase was due to a 10.4% increase in the volume of the Corporation's industrial mineral products sold offset by a slightly unfavorable product mix.

Net sales in the metal products segment for the three months ended March 31, 1997 were $13.0 million, an increase of $0.5 million, or 3.9%, from the comparable period in 1996. The increase was due to an increase in sales of atomized products and a marginal increase in aluminum prices offset slightly by lower sales of sponge iron.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 1997 was $17.5 million, an increase of $0.5 million, or 2.8%, from the comparable period in 1996. The corresponding gross margin increased to 26.2% for the three months ended March 31, 1997 from 24.0% for the three months ended March 31, 1996 due to an improved contribution by the feldspar group and a marginal increase in the price of aluminum.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended March 31, 1997 increased to $3.0 million, an increase of 24.7% over the comparable 1996 period. As a percentage of net sales, SG&A increased from 10.8% in the 1996 period to 12.7% in the 1997 period. The increase is attributable primarily to increased staffing.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 1997 was $1.4 million, an increase of 36.9% over the comparable period in 1996. This increase is primarily due to depreciation of recent Spruce Pine expenditures which, prior to its completion in 1996, were being capitalized.

Operating Income

Operating income for the three month period ended March 31, 1997 was $1.8 million, an increase of $1.6 million from the comparable period in 1996. In the first quarter of 1996, the Corporation recognized a $1.8 million charge in connection with the reorganization of its industrial minerals segment, a write-down to market of its Brazilian inventory, and the recognition of a provision for storage costs and selling expenses in connection thereto.

Interest Expense, Net

Interest expense for the three months ended March 31, 1997 was $0.4 million, up from $0.2 for the comparable period in 1996, as the result of slightly higher interest rates and the completion of the Spruce Pine expansion. Interest expense related thereto was capitalized during the construction period.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended March 31, 1997 increased to $0.5 million from $4,000 in the comparable period in 1996, due to an increase in pre-tax income.

Net Income

As a result of the factors discussed above, net income for the three months ended March 31, 1997 was $0.9 compared to $6,000 for the three months ended March 31, 1996.

Liquidity and Capital Resources

Cash Flow from Operations

During the first quarter of 1997, the Corporation generated positive cash flow from operations of $2.7 million as compared to a negative cash flow of $0.8 million for the first quarter of 1996. In 1997, a decrease in non-cash working capital items generated $0.6 million of the cash from operations whereas in the corresponding period in 1996 non-cash working capital items used $1.6 million of cash. The change is a result of increases in accrued liabilities.

The Corporation had $21.1 million of working capital at March 31, 1997, compared to $18.7 million at December 31, 1996.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 5th day of May, 1997.


                                   ZEMEX CORPORATION
                                   (Registrant)


                                   By: /s/ ALLEN J. PALMIERE
                                       Allen J. Palmiere
                                       Vice President and Chief
                                       Financial Officer