Form 10-Q
period 1997-06-30
ZEMEX CORP
filed 1997-08-14
CIK 75644

CONFORMED

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549
                            FORM 10-Q

                        QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                  Commission file number 1-228


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

                    YES  X   NO


As of August 1, 1997, there were 8,304,252 shares of capital stock outstanding.

<Page 2>

                 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                        ZEMEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                June 30, 1997    December 31, 1996
-----------------------------------------------------------------------------
ASSETS                            (unaudited)
Current Assets
Cash and cash equivalents     $     2,439,000        $   2,279,000
Accounts receivable                15,570,000           15,003,000
Inventories                        17,291,000           18,171,000
Prepaid expenses                    1,138,000            1,388,000
Deferred income taxes               1,025,000            1,013,000
-----------------------------------------------------------------------------
                                   37,463,000           37,854,000
-----------------------------------------------------------------------------
Property, Plant and Equipment      65,417,000           62,084,000
Other Assets                        9,249,000            9,438,000
-----------------------------------------------------------------------------
Total Assets                     $112,129,000         $109,376,000
---------------------------------------------------------------------------
LIABILITIES
Current Liabilities
Bank indebtedness              $    3,000,000         $  6,590,000
Accounts payable                    6,525,000            7,091,000
Accrued liabilities                 4,531,000            2,983,000
Accrued income taxes                  598,000              301,000
Current portion of long term debt   1,810,000            2,201,000
-----------------------------------------------------------------------------
                                   16,464,000           19,166,000

Long Term Debt                     21,133,000           17,797,000
Other Non-Current Liabilities         785,000              599,000
Deferred Income Taxes                 750,000              817,000
-----------------------------------------------------------------------------
                                   39,132,000           38,379,000
-----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock                        8,995,000            8,950,000
Paid-in capital                    51,416,000           51,304,000
Retained earnings                  21,966,000           20,040,000
Note receivable from shareholder   (1,749,000)          (1,749,000)
Cumulative translation adjustment  (1,151,000)          (1,175,000)
Treasury stock at cost             (6,480,000)          (6,373,000)
----------------------------------------------------------------------------
                                   72,997,000           70,997,000
----------------------------------------------------------------------------
Total Liabilities and
Shareholders' Equity             $112,129,000         $109,376,000
----------------------------------------------------------------------------

<Page 3>

                        ZEMEX CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------
                       Three Months Ended June 30    Six Months Ended June 30
                                 1997        1996           1997         1996
----------------------------------------------------------------------------
                                        (unaudited)
NET SALES                 $25,199,000  $21,356,000   $48,899,000  $43,761,000
----------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold         18,161,000   15,960,000    35,648,000   32,978,000
Selling, general and
   administrative           3,380,000    2,732,000     6,381,000    5,140,000
Depreciation, depletion
   and amortization         1,403,000    1,152,000     2,850,000    2,209,000
-----------------------------------------------------------------------------
                           22,944,000   19,844,000    44,879,000   40,327,000
-----------------------------------------------------------------------------
OPERATING INCOME BEFORE
REORGANIZATION COSTS        2,255,000    1,512,000     4,020,000    3,434,000
Reorganization costs                _            _             _    1,752,000
-----------------------------------------------------------------------------
OPERATING INCOME            2,255,000    1,512,000     4,020,000    1,682,000
-----------------------------------------------------------------------------
Interest expense, net         562,000      206,000     1,009,000      400,000
Other, net                     39,000       26,000        24,000       (8,000)
-----------------------------------------------------------------------------
                              601,000      232,000     1,033,000      392,000
-----------------------------------------------------------------------------
INCOME BEFORE PROVISION
FOR INCOME TAXES            1,654,000    1,280,000     2,987,000    1,290,000
Provision for income taxes    590,000      461,000     1,061,000      465,000
-----------------------------------------------------------------------------
NET INCOME                $ 1,064,000  $   819,000    $1,926,000  $   825,000
-----------------------------------------------------------------------------
NET INCOME PER SHARE            $0.13        $0.10         $0.24        $0.10
-----------------------------------------------------------------------------
AVERAGE COMMON SHARES
AND COMMON SHARE
EQUIVALENTS OUTSTANDING     8,063,034    7,997,064     8,038,448    8,107,326
-----------------------------------------------------------------------------

<Page 4>

                       ZEMEX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30,

-----------------------------------------------------------------------------
                                                            1997         1996
-----------------------------------------------------------------------------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $ 1,926,000  $   825,000
  Adjustments to reconcile net income to net cash flows
  Depreciation, depletion and amortization             2,850,000    2,209,000
  Amortization of deferred financing costs                65,000            _
  (Decrease) increase in deferred income taxes           (80,000)      50,000
  Increase in other assets                               (59,000)    (168,000)
  Increase in other non-current liabilities              186,000       34,000
  Changes  in  non-cash  working capital items         1,843,000   (2,519,000)
  Gain on sale of property, plant and equipment          (70,000)           _
-----------------------------------------------------------------------------
Net cash provided by operating activities              6,661,000      431,000
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions  to  property, plant and equipment        (6,081,000)  (6,724,000)
  Proceeds from sale of assets                           151,000            _
-----------------------------------------------------------------------------
Net cash used in investing activities                 (5,930,000)  (6,724,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in long term debt                       2,945,000    6,330,000
  Net (decrease) increase in bank indebtedness        (3,589,000)   2,230,000
  Issuance of common stock                               323,000      314,000
  Purchase of common stock                              (274,000)  (3,011,000)
-----------------------------------------------------------------------------
Net cash (used in) provided by financing activities     (595,000)   5,863,000
-----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   24,000       (7,000)
-----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                          160,000     (437,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                 2,279,000    1,653,000
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $2,439,000   $1,216,000
-----------------------------------------------------------------------------

<Page 5>

Notes to the Consolidated Financial Statements

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

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


Item  2  -  Management's Discussion and Analysis of the Financial
Condition and Results of Operations of the Corporation

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 1997 and the three months ended June 30, 1996, and for the six months ended June 30, 1997 and the six months ended June 30, 1996, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Three  Months Ended June 30, 1997 Compared to Three Months  Ended
June 30, 1996

Net Sales

The Corporation's net sales for the three months ended June 30, 1997 were $25.2 million compared to $21.4 million for the three months ended June 30, 1996, reflecting an 11.3% increase in sales of industrial minerals and a 24.2% increase in the sales of metal products.

Net sales in the industrial minerals segment for the three month period ended June 30, 1997 increased by $1.2 million to $11.4 million from $10.3 million in the corresponding period of 1996. The growth is a result of increased sales of feldspar, talc and mica netted against a decrease in sales of low iron sand.

Net sales of the Corporation's metal products were $13.8 million for the three months ended June 30, 1997, an increase of $2.7 million from the comparable period in 1996. The increase was due primarily to an increase in the price of aluminum and to an increase in sales of atomized products, partially offset by a decrease in sales of sponge iron products.

Cost of Goods Sold

Cost  of goods sold for the three months ended June 30, 1997  was
$18.2  million, compared to $16.0 million for the second  quarter
of  1996.   As a percentage of net sales, gross margin  increased


<Page 6>

from 25.3% in 1996 to 27.9% for the three months ended June 30, 1997, reflecting improved cost efficiencies and an increase in the price of aluminum.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended June 30, 1997 increased by 23.7% to $3.4 million from $2.7 million in the like period of 1996. As a percentage of net sales, SG&A expense increased to 13.4% in the second quarter of 1997 from 12.8% in the same period in 1996. The increase is attributable primarily to increased staffing.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 1997 was $1.4 million, an increase of $0.2 million, or 21.8%, over the corresponding period in 1996. This increase is primarily due to the depreciation of the recent capital expenditures at the Corporation's sodium feldspar facility in Spruce Pine, North Carolina which, prior to 1996, were being capitalized.

Operating Income

Operating income for the three month period ended June  30,  1997 was $2.3 million, an increase of $0.8 million, or 49.2%, from the comparable period in 1996. The increase was due to the reasons discussed above.

Interest Expense, Net

Interest expense for the three months ended June 30, 1997 was $0.6 million, up from $0.2 million for the three months ended June 30, 1996 as the result of a $7.9 million increase in long term debt partially offset by a $2.4 million decrease in bank indebtedness. The increase is also attributable to the completion of the Spruce Pine expansion and the interest expense related thereto. Prior to 1997 during the period of construction interest expense was being capitalized.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended June 30, 1997 increased to $0.6 million from $0.5 million in the second quarter of 1996 due to a 29.2% increase in pre-tax income.

Net Income

As a result of the factors discussed above, net income for the three months ended June 30, 1997 was $1.1 million, an increase of $0.3 million, or 30.0%, from the comparable period in 1996.


Six  Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996

Net Sales

The Corporation's net sales for the six months ended June 30, 1997 were $48.9 million, an increase of $5.1 million, or 11.7%, from 1996. The increase is due to an 11.2% volume increase in sales of industrial minerals, an increase in the price of aluminum, and a 16.9% increase in the sales volume of metal products.


<Page 7>

Net sales in the industrial minerals segment for the six month period ended June 30, 1997 increased by $2.0 million, or 9.8%, compared to the 1996 period. The increase is due to higher sales volume of feldspar and talc, offset in part by decreased sales of low iron sand.

Net  sales in the metal products segment for the six months ended
June 30, 1997 were $26.7 million, an increase of $3.1 million, or 13.4%, from the comparable period in 1996. Sales increased due to a recovery in aluminum prices and increased throughput.

Cost of Goods Sold

Cost  of  goods sold for the six months ended June 30,  1997  was
$35.6 million, an increase of $2.6 million, or 8.1%, from the comparable period in 1996. As a percent of net sales, gross margin increased to 27.1% for the six months ended June 30, 1997 from 24.6% for the same period in 1996. The increase is primarily due to improved operating efficiencies and higher aluminum prices.

Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 1997 increased to $6.4 million from $5.1 million in 1996, an increase of $1.3 million, or 24.1%. As a percentage of net sales, SG&A expense increased from 11.7% in the 1996 period to 13.0% in the 1997 period, reflecting an increase in staffing and the purchase of certain of the assets and liabilities of a small manufacturer of heat containment systems utilizing ceramic fiber.

Depreciation, Depletion and Amortization

DD&A for the six months ended June 30, 1997 was $2.8 million, an increase of $0.6 million, or 29.0%, over the comparable period
in 1996.   The  increase  is attributable  to  the  depreciation
expense associated with the Spruce Pine expansion; prior to 1997, the project was not complete and therefore was not being depreciated.

Operating Income

Operating income for the six month period ended June 30, 1997 was $4.0 million, an increase of $2.3 million, or 139.0%, from the comparable period in 1996. In the first quarter of 1996, the Corporation recognized a $1.8 million charge in connection with the reorganization of its industrial minerals segment, a write-down to market of its Brazilian inventory, and the recognition of a provision for storage costs and selling expenses in connection thereto.

Interest Expense, Net

Interest expense for the six months ended June 30, 1997 was $1.0 million, up from $0.4 million for the comparable period in 1996 as the result of an increase in long term debt, slightly higher interest rates and the completion of the Spruce Pine expansion. Interest expense related thereto was capitalized during the construction period.


<Page 8>

Provision for Income Taxes

The Corporation's provision for income taxes for the six months ended June 30, 1997 increased to $1.1 million from $0.5 million in the comparable period in 1996. The increase is due to higher pre-tax income in the first six months of 1997.

Net Income

As a result of the factors discussed above, net income for the six months ended June 30, 1997 was $1.9 million, an increase of $1.1 million, or 133.5%, from the comparable period in 1996.

Liquidity and Capital Resources

Cash Flow from Operations

During first half of 1997, the Corporation generated cash flow from operations of $6.7 million as compared to $0.4 million for the first six months of 1996. The increase of $6.3 million is primarily due to higher net income in the 1997 period. In 1997, non-cash working capital items generated $1.8 million of the cash otherwise generated from operations as compared to a use of $2.5 million for the corresponding period of 1996 as a result of a decrease in inventories and an increase in accrued liabilities.

The Corporation had $21.0 million of working capital at June 30, 1997, compared to $18.7 million at December 31, 1996.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters To A Vote of Security Holders

At  the Corporation's 1997 Annual Meeting of Shareholders held on
May 12, 1997, the following actions were taken and votes tabulated:

1.  Nine directors were elected for the ensuing year.

     Name                       Votes For          Votes Withheld
     ---------------            ---------          --------------
     Paul A. Carroll            7,322,028              10,954
     Morton A. Cohen            7,322,028              10,954
     John M. Donovan            7,322,028              10,954
     Thomas B.Evans, Jr.        7,322,028              10,954
     Ned Goodman                7,322,027              10,955
     Peter Lawson-Johnston      7,322,026              10,956
     Richard L. Lister          7,322,027              10,955
     Patrick H. O'Neill         7,322,026              10,956
     William J. vanden Heuvel   7,322,028              10,954


<Page 9>

2. The appointment of Deloitte & Touche as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 1997 was ratified.

                                             Abstentions
    Votes For         Votes Against       (Including Broker
                                              Non-Votes)
    ---------         -------------       -----------------

    7,301,833             19,896                11,253


3. The proposal to increase the number of authorized shares available to be purchased pursuant to the Corporation's Employee
Stock Purchase Plan from 250,000 shares to 500,000 shares was approved.

                                             Abstentions
    Votes For         Votes Against       (Including Broker
                                              Non-Votes)
    ---------         -------------       -----------------

    7,164,579            157,585                10,818


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of August, 1997.



                              ZEMEX CORPORATION
                              (Registrant)


                              By: /s/ Allen J. Palmiere
                              -------------------------------
                                  Allen J. Palmiere
                                  Vice  President  and  Chief
                                  Financial Officer