Form 10-Q
period 1997-09-30
ZEMEX CORP
filed 1997-11-14
CIK 75644

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

               For the quarterly period ended September 30, 1997
                          Commission file number 1-228


                               ZEMEX CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    13-5496920
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)



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


                                  YES   X   NO

As of October 31, 1997, there were 8,311,389 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               ZEMEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------
                                          SEPTEMBER 30, 1997            DECEMBER 31, 1996
------------------------------------------------------------------------------------------
ASSETS                                          (unaudited)
CURRENT ASSETS
Cash and cash equivalents                       $  1,820,000                 $  2,279,000
Accounts receivable                               17,928,000                   15,003,000
Inventories                                       17,343,000                   18,171,000
Prepaid expenses                                   1,165,000                    1,388,000
Deferred income taxes                              1,223,000                    1,013,000
------------------------------------------------------------------------------------------

                                                  39,479,000                   37,854,000

PROPERTY, PLANT AND EQUIPMENT                     66,183,000                   62,084,000
OTHER ASSETS                                       9,739,000                    9,438,000
------------------------------------------------------------------------------------------

TOTAL ASSETS                                    $115,401,000                 $109,376,000
------------------------------------------------------------------------------------------

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                               $  1,700,000                 $  6,590,000
Accounts payable                                   6,655,000                    7,091,000
Accrued liabilities                                5,732,000                    2,983,000
Accrued income taxes                               1,932,000                      301,000
Current portion of long term debt                  1,767,000                    2,201,000
------------------------------------------------------------------------------------------

                                                  17,786,000                   19,166,000

LONG TERM DEBT                                    20,895,000                   17,797,000
OTHER NON-CURRENT LIABILITIES                        873,000                      599,000
DEFERRED INCOME TAXES                                717,000                      817,000
------------------------------------------------------------------------------------------
                                                  40,271,000                   38,379,000
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock                                       9,016,000                    8,950,000
Paid-in capital                                   51,553,000                   51,304,000
Retained earnings                                 24,061,000                   20,040,000
Note receivable from shareholder                  (1,749,000)                  (1,749,000)
Cumulative translation adjustment                 (1,148,000)                  (1,175,000)
Treasury stock at cost                            (6,603,000)                  (6,373,000)
------------------------------------------------------------------------------------------

                                                  75,130,000                   70,997,000
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $115,401,000                 $109,376,000
------------------------------------------------------------------------------------------

                               ZEMEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME



----------------------------------------------------------------------------------------------------------
                                              3 MONTHS ENDED SEPTEMBER 30     9 MONTHS ENDED SEPTEMBER 30
                                                       1997          1996            1997            1996
----------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
NET SALES                                       $24,773,000   $21,601,000     $73,672,000     $65,362,000
----------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of goods sold                               17,874,000    16,250,000      53,522,000      49,228,000
Selling, general and administrative               3,076,000     2,746,000       9,457,000       7,886,000
Depreciation, depletion and amortization          1,451,000     1,161,000       4,301,000       3,370,000
----------------------------------------------------------------------------------------------------------

                                                 22,401,000    20,157,000      67,280,000      60,484,000
----------------------------------------------------------------------------------------------------------

OPERATING INCOME BEFORE
REORGANIZATION COSTS                              2,372,000     1,444,000       6,392,000       4,878,000
Reorganization costs                                     --            --              --       1,752,000
----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                  2,372,000     1,444,000       6,392,000       3,126,000
----------------------------------------------------------------------------------------------------------

Interest expense, net                              (497,000)     (239,000)     (1,506,000)       (639,000)
Other, net                                        1,366,000         6,000       1,342,000          14,000
----------------------------------------------------------------------------------------------------------

                                                    869,000      (233,000)       (164,000)       (625,000)
----------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                  3,241,000     1,211,000       6,228,000       2,501,000
Provision for income taxes                        1,146,000       432,000       2,207,000         897,000
----------------------------------------------------------------------------------------------------------

NET INCOME                                      $ 2,095,000   $   779,000     $ 4,021,000     $ 1,604,000
----------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE                                  $0.26         $0.10           $0.50           $0.20
----------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES
AND COMMON SHARE
EQUIVALENTS OUTSTANDING                           8,126,244     7,860,429       8,064,777       7,966,422
----------------------------------------------------------------------------------------------------------

                               ZEMEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30



----------------------------------------------------------------------------------------------
                                                                        1997             1996
----------------------------------------------------------------------------------------------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $ 4,021,000      $ 1,604,000
  Adjustments to reconcile net income to net cash flows
      Depreciation, depletion and amortization                     4,301,000        3,370,000
      Amortization of deferred financing costs                       106,000               --
      Decrease in deferred income taxes                             (310,000)         (63,000)
      Decrease (increase) in other assets                           (747,000)         105,000
      Increase in other non-current liabilities                      274,000           42,000
      Changes in non-cash working capital items                    2,070,000       (2,111,000)
      Gain on sale of property, plant and equipment               (1,489,000)              --
----------------------------------------------------------------------------------------------

Net cash provided by operating activities                          8,226,000        2,947,000
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                     (10,119,000)     (11,953,000)
  Proceeds from sale of assets                                     3,548,000               --
----------------------------------------------------------------------------------------------

Net cash used in investing activities                             (6,571,000)     (11,953,000)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in long term debt                                   2,664,000        8,456,000
  Net (decrease) increase in bank indebtedness                    (4,890,000)       3,054,000
  Issuance of common stock                                           482,000          563,000
  Purchase of common stock                                          (397,000)      (3,174,000)
----------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities               (2,141,000)       8,899,000
----------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               27,000          (56,000)
----------------------------------------------------------------------------------------------


NET DECREASE IN CASH                                                (459,000)        (163,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                             2,279,000        1,653,000
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,820,000      $ 1,490,000
----------------------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its wholly owned subsidiaries (the "Corporation"). The financial data for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

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

In August 1997, the Corporation entered into an agreement with respect to Alumitech, Inc.'s fiber manufacturing operation located in Streetsboro, Ohio. Under the agreement, the fiber line was sold to a new corporation in which Alumitech retained an interest, resulting in a one-time gain of $0.9 million, or $0.11 per share in the third quarter of 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE CORPORATION

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 1997 and the three months ended September 30, 1996, and for the nine months ended September 30, 1997 and the nine months ended September 30, 1996, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales

The Corporation's net sales for the three months ended September 30, 1997 were $24.8 million compared to $21.6 million for the nine months ended September 30, 1996, reflecting a 4.5% increase in sales of industrial minerals and a 24.2% increase in sales of metal products.

Net sales in the industrial minerals segment for the three month period ended September 30, 1997 increased by $0.5 million to $10.9 million from $10.5 million in the corresponding period of 1996. The growth is a result of increased sales of talc, mica and industrial sand netted against a decrease in sales of low iron sand products.

Net sales of the Corporation's metal products were $13.8 million for the three months ended September 30, 1997, an increase of $2.7 million from the comparable period in 1996. The increase was due primarily to an increase in the price of aluminum and to an increase in sales of aluminum, fiber products and ferrous atomized products, partially offset by a decrease in tipping fees, sales of air atomized and sponge iron products.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 1997 was $17.9 million, compared to $16.3 million for the third quarter of 1996. As a percentage of net sales, gross margin increased from 24.8% in 1996 to 27.9% for the three months ended September 30, 1997, reflecting improved cost efficiencies and an increase in the price of aluminum.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended September 30, 1997 increased by 12.0% to $3.1 million from $2.7 million in the like period of 1996. The increase is attributable primarily to increased staffing and sales and marketing promotion. As a percentage of net sales, SG&A expense decreased to 12.4% in the third quarter of 1997 from 12.7% in the same period in 1996.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 1997 was $1.5 million, an increase of $0.3 million, or 25.0%, over the corresponding period in 1996. This increase is primarily due to the depreciation of capital expenditures completed by the Corporation during the last twelve months.

Operating Income

Operating income for the three month period ended September 30, 1997 was $2.4 million, an increase of $0.9 million, or 64.3%, from the comparable period in 1996. The increase was due to the reasons discussed above.

Interest Expense, Net

Interest expense for the three months ended September 30, 1997 was $0.5 million, up from $0.2 million for the three months ended September 30, 1996 as the result of increased interest rates partially offset by a $0.2 million decrease in total bank indebtedness. The increase is also attributable to the completion of the Spruce Pine expansion and the interest expense related thereto. Prior to 1997, during the period of construction, interest expense was being capitalized.

Other Income

As discussed in the notes above, the Corporation recognized a one-time pre-tax gain of $1.4 million (or $0.9 million after tax) resulting from the disposition of Alumitech's fiber line.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended September 30, 1997 increased to $1.1 million from $0.4 million in the third quarter of 1996 due to a 167.5% increase in pre-tax income.

Net Income

As a result of the factors discussed above, net income for the three months ended September 30, 1997 was $2.1 million, an increase of $1.3 million, or 169.0%, from the comparable period in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales

The Corporation's net sales for the nine months ended September 30, 1997 were $73.7 million, an increase of $8.3 million, or 12.7%, from 1996. The increase is due to an 8.0% increase in sales of industrial minerals, a 16.9% increase in the sales of metal products, and an increase in the price of aluminum.

Net sales in the industrial minerals segment for the nine month period ended September 30, 1997 increased by $2.4 million to $33.1 million from $30.6 million in 1996. The increase is due to higher sales volume of talc, mica and industrial sand, offset in part by decreased sales of low iron sand products.

Net sales in the metal products segment for the nine months ended September 30, 1997 were $40.6 million, an increase of $5.9 million, or 16.9%, from the comparable period in 1996. Sales increased due to a recovery in aluminum prices and increased throughput and higher sales of ferrous atomized and non-ferrous water atomized products.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 1997 was $53.5 million, an increase of $4.3 million, or 8.7%, from the comparable period in 1996. As a percent of net sales, gross margin increased to 27.4% for the nine months ended September 30, 1997 from 24.7% for the same period in 1996. The increase is primarily due to improved operating efficiencies and higher aluminum prices.

Selling, General and Administrative Expense

SG&A expense for the nine months ended September 30, 1997 increased to $9.5 million from $7.9 million in 1996, an increase of $1.6 million, or 19.9%. As a percentage of net sales, SG&A expense increased from 12.1% in the 1996 period to 12.8% in the 1997 period, reflecting an increase in staffing and the purchase of certain of the assets and liabilities of a small manufacturer of heat containment systems utilizing ceramic fiber in February 1997.

Depreciation, Depletion and Amortization

DD&A for the nine months ended September 30, 1997 was $4.3 million, an increase of $0.9 million, or 27.6%, over the comparable period in 1996. The increase is attributable to the depreciation expense associated with the Spruce Pine expansion; prior to 1997, the project was not complete and therefore was not being depreciated.

Operating Income

Operating income for the nine month period ended September 30, 1997 was $6.4 million, an increase of $3.3 million, or 104.5%, from the comparable period in 1996. In the first quarter of 1996, the Corporation recognized a $1.8 million charge in connection with the reorganization of its industrial minerals segment, a write-down to market of its Brazilian inventory, and the recognition of a provision for storage costs and selling expenses in connection thereto.

Interest Expense, Net

Interest expense for the nine months ended September 30, 1997 was $1.5 million, up from $0.6 million for the comparable period in 1996 as the result of higher interest rates and the completion of the Spruce Pine expansion. Interest expense related to the expansion project was capitalized during the construction period.

Other Income

As discussed in the notes above, the Corporation recognized a one time pre-tax gain of $1.4 million (or $0.9 million after tax) resulting from the disposition of Alumitech's fiber line.

Provision for Income Taxes

The Corporation's provision for income taxes for the nine months ended September 30, 1997 increased to $2.2 million from $0.9 million in the comparable period in 1996. The increase is due to higher pre-tax income in the first nine months of 1997.

Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 1997 was $4.0 million, an increase of $2.4 million, or 150.7% , from the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first nine months of 1997, the Corporation generated cash flow from operations of $8.2 million as compared to $2.9 million for the first nine months of 1996. The increase of $5.3 million is primarily due to higher net income in the 1997 period. In 1997, non-cash working capital items generated $2.1 million of the cash otherwise generated from operations as compared to $2.1 million used in for the corresponding period of 1996 as a result of a decrease in inventories and an increase in accounts payable and accrued liabilities.

The Corporation had $21.7 million of working capital at September 30, 1997, compared to $18.7 million at December 31, 1996.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

ITEM 5 - OTHER

During the third quarter of 1997, Richard L. Lister, President and Chief Executive Officer, obtained a personal loan for the purchase of 86,000 of the Corporation's common shares on the open market, a transaction which was reported on Form 4 in May 1997. Mr. Lister's indebtedness will be guaranteed by Zemex and the Corporation is holding the shares as collateral.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of October, 1997.



                                ZEMEX CORPORATION
                                (Registrant)



                                By:  /s/ Allen J. Palmiere
                                     ------------------------------------------
                                     Allen J. Palmiere
                                     Vice President and Chief Financial Officer