Form 10-K405
period 1997-12-31
ZEMEX CORP
filed 1998-03-31
CIK 75644

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          Commission file number 1-228

                               ZEMEX CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    13-5496920
   (State or other jurisdiction of                        (I.R.S. employer
    incorporation or organization)                      identification number)


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

                                   ----------
                                   YES X   NO
                                   ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock (Common Stock, $1.00 par value) held by non-affiliates as of March 23, 1998 (based on the closing sale price of $9.3125 on the New York Stock Exchange) was $36,947,269.

As of March 23, 1998, 8,803,606 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


  Annual Report to Shareholders for the Year Ended December 31, 1997  Part II

  Definitive Proxy Statement filed with the Commission
  pursuant to Regulation 14A with respect to the
  1998 Annual Meeting of Shareholders                                 Part III

                                   FORM 10-K
                                 ANNUAL REPORT

                               TABLE OF CONTENTS
                                      AND
                             CROSS-REFERENCE SHEET


                                     PART I

                                                                        PAGE
                                                                        ----
     Item 1.   Business .............................................   1
     Item 2.   Properties ...........................................   8
     Item 3.   Legal Proceedings ....................................   9
     Item 4.   Submission of Matters to a Vote of Security Holders ..   9
     Item 10.  Executive and Other Officers of the Registrant(A) ....   9


                                    PART II


     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters(B) ....................   9
     Item 6.  Selected Financial Data (Unaudited)(C) ................   9
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operation(D) .................   9
     Item 8.  Financial Statements and Supplementary Data(E).........   10
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................   10


                                    PART III


    Item 10.  Directors and Executive Officers of the Registrant(F) ..  *
    Item 11.  Executive Compensation(F) ..............................  *
    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management(F) ...............................  *
    Item 13.  Certain Relationships and Related Transactions(F) ......  *


                                    PART IV


    Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..........................         11

__________________________

(A) Included in Part I, Item I, pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

(B) Information responsive to this Item is set forth on page 26 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report to Shareholders") and is incorporated herein by reference. The Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.

(C) Information responsive to this Item is set forth on page 51 of the Annual Report to Shareholders and is incorporated herein by reference.

(D) Information responsive to this Item is set forth on pages 19 through 26 of the Annual Report to Shareholders and is incorporated herein by reference.

(E) Financial statements responsive to this Item are set forth on pages 27 through 50 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report.

(F) Information responsive to these Items is set forth in the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and in the Annual Report to Shareholders on page 48 (Note
     15) and is incorporated herein by reference.

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

INDUSTRIAL MINERALS

The Corporation's industrial minerals segment consists of five wholly-owned subsidiaries: The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite") Suzorite Mineral Products, Inc. ("SMP"), Zemex Industrial Minerals, Inc. and Zemex Mica Corporation. The group is collectively referred to as Zemex Industrial Minerals or "ZIM".

TFC has mining and processing facilities in Edgar, Florida; Monticello, Georgia; and Spruce Pine, North Carolina. Using traditional methods, TFC mines sodium feldspar from two different ore deposits in the Spruce Pine area; potassium feldspar is mined from two deposits close to the Monticello plant. TFC's kaolin and sand products are produced by dredging and wet separation at the Edgar property.

TFC produces numerous products, including sodium and potassium feldspar, silica, low iron sand, muscovite mica and kaolin clay, at its operating plants. Feldspathic materials and kaolin are major raw materials for the ceramic industry, and are incorporated into the production of ceramic floor and wall tiles, dinnerware, plumbing fixtures, glazes and electrical insulators. TFC supplies its products primarily to the glass and ceramics industries. Feldspar and certain grades of industrial sand are also used to manufacture bottles, jars, and other glass containers, fiberglass, paints and plastics, and television picture tubes. Industrial sand is used for filter, filler, beach, blasting and concrete applications. TFC also produces a low iron sand product for use in specialized glass applications.

Suzorite mines phlogopite mica in an open pit mining operation in Suzor Township, Quebec, Canada, approximately 200 miles north of Montreal, Quebec. The ore is mined by standard open pit methods and delivered to a siding for transportation by rail to the processing plant, which is located in Boucherville, Quebec, a suburb of Montreal. Because of its distinct thermal stability advantage over competitive materials, phlogopite mica is used in technological and high temperature plastic applications; Suzorite's phlogopite mica is used as a partial or complete substitute for asbestos in fire retardation, friction materials, oil well drilling needs, caulking and molding compounds, coatings, plasters and plastics. The principal markets served by Suzorite are the automobile, construction and oil drilling industries. These products are marketed under the trade names Suzorite Mica and Suzorex.

SMP has talc operations in Natural Bridge, New York; Murphy, North Carolina; Van Horn, Texas; and Benwood, West Virginia. SMP purchases raw materials for conversion and processing at its plant in Natural Bridge; these products are directed primarily into the cosmetic and pharmaceutical industries. The production facility in Van Horn processes ores mined on-site for sale to the coatings, plastics and ceramics industries. The Benwood operation imports raw materials, and processes a variety of calcium carbonate as well as a wide range of talc products for ultimate use in the plastics industry.

In late 1996, SMP substantially completed the construction of a new mill at its facility in West Virginia. This new fine grind milling capacity is part of SMP's strategy to develop a niche in the talc marketplace by offering very finely divided high purity talc products to industrial markets. SMP believes that it is one of the few talc producers in North America to produce products of this purity and fineness. The products, which will see application in performance plastics, high end coatings and other markets, are currently being tested and appraised by a select group of customers. With the addition of these new fine grind products, Benwood has the ability to produce a broad spectrum of high purity talc products.

In January 1998, the Corporation acquired two muscovite plants in the Spruce Pine, North Carolina area. The new facilities, which are operating under the name Zemex Mica Corporation, are located within close proximity of TFC's feldspar plant where by-product muscovite mica is produced. It is the Corporation's intent to process TFC's excess mica by-product at the newly acquired facilities. Muscovite mica is marketed to the paint and plastics industries, the same markets the Corporation currently services with its talc and barytes products.

In February 1998, SMP entered into a joint venture with Industria Mineraria Fabi S.r.l. ("Fabi"), a leading producer of talc in Europe. Fabi paid $3.4 million to earn a 40% interest in the new joint venture company, Zemex Fabi-Benwood, LLC, and SMP contributed its facility in Benwood, West Virginia. This transaction provides SMP access to Fabi's talc processing technology and premium ore reserves.

Demand for the Corporation's industrial minerals is somewhat related to the pace of the general economy and, particularly, to the automotive industry and the residential and commercial construction industries.

The Corporation's industrial minerals sales were $43.4 million in 1997, compared with $40.5 million in 1996 and $37.1 million in 1995. This business segment reported operating income of $5.2 million in 1997, $1.4 million in 1996 and $4.6 million in 1995.

During 1997, considerable efforts were directed to product development, marketing, capital expansion projects and product quality improvement. The Corporation expects these efforts will bear fruit in the future.

Capital expenditures were $9.9 million in 1997 compared to $11.9 million in 1996 and $9.7 million in 1995. Major capital spending in 1997 included the completion of the sodium feldspar facility and the low iron sand plant at Spruce Pine, North Carolina, and completion of a fine grind mill at SMP's plant in Benwood, West Virginia.

METAL PRODUCTS

The metal products segment consists of Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron") and Alumitech, Inc., Aluminum Waste Technology, Inc., ETS Schaefer Corporation, and AWT Properties, Inc. (collectively, "Alumitech"), all of which are directly or indirectly wholly-owned subsidiaries of Zemex.

Pyron operates plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. The Maryville operation, which was temporarily closed in order to optimize production efficiencies and lower operating costs, was re-opened in late 1997 due to increased demand. In addition, a new water atomized copper powder process was successfully commissioned at the Greenback location in late 1996.

Pyron's major products include iron, steel, copper, copper alloy powders and manganese sulfide. The primary applications of metal powders are in the fabrication of precision metal parts using powder metallurgy and the friction industry. Powder metallurgy is an efficient, economical process for the production of complex components used in the automotive, farm, garden and lawn equipment, and business machine industries. Key features of powder metallurgy technology are low scrap ratios and lower production costs than other conventional metal working processes such as machining, casting and forging.

In recent years, metal powder use in the friction industry and, particularly, in automotive and rail braking systems has grown rapidly as a replacement for asbestos, achieving better performance and improved environmental and health conditions. Metal powders are also used in the production of welding rods, for cutting and scarfing of steel ingots and billets, for the inspection of oil field pipe and tubing, and in food supplements.

In 1995, Pyron completed construction of a blending plant in St. Marys, Pennsylvania. Through its new blending plant, Pyron is able to provide custom pre-packaged powders and just-in-time service to its customers.

In late 1996, Pyron completed construction of a facility designated for the production of manganese sulfide at its Greenback, Tennessee location. Pyron's new product, Manganese Sulfide Plus (MnS+(TM)), was developed in Pyron's laboratory and is used as an additive by the powder metallurgical industry to enhance tool life and aid in machinability. Customer demand for MnS+(TM) has been strong and, as a result, the capacity of the facility was doubled in 1997 to satisfy orders. Manganese sulfide is a natural complement to Pyron's core ferrous and non-ferrous businesses as it further broadens Pyron's product line.

The Corporation acquired its initial interest in Alumitech in 1994 and increased its ownership to 100% in 1995. Alumitech has three processing plants: an aluminum dross reprocessing plant in Cleveland, Ohio and two ceramic fiber fabrication plants in Medina and Streetsboro, Ohio. In February 1997, Alumitech, through its wholly-owned subsidiary, Engineered Thermal Systems, Inc., acquired the assets of Schaefer Brothers, Inc., a small regional manufacturer of ceramic fiber-based heat containment systems located in Medina, Ohio. The Schaefer Brothers business was merged with Engineered Thermal Systems to form ETS Schaefer Corporation.

Alumitech is an aluminum dross reprocessor that has developed and patented proprietary technology to recycle secondary aluminum drosses into commercial industrial feedstock components, eliminating the necessity for landfill. Aluminum dross is the waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which has a high salt content, forms the primary feedstock for Alumitech's process. Conventional dross processors simply recover aluminum metal and send any remaining materials to landfill. Using its patented process, Alumitech has the ability to separate the dross into its basic components: aluminum metal, alumina and metal fines, salts and non-metallic product ("NMP") and further refine the NMP for use in the production of calcium aluminate, refractory ceramic fiber and other commercially acceptable products. Currently, competitive processes landfill anywhere from 40%-75% of the volume of dross received, whereas Alumitech's recycling process will virtually eliminate the need for landfill. Alumitech is considered the industry leader in the development of alternative uses for NMP. Alumitech's patents on its technology to process NMP have a remaining life of about thirteen years.

Alumitech also operates two ceramic fiber fabrication plants in Medina and Streetsboro, Ohio. At these facilities, refractory ceramic fiber components are fabricated into products used in various high temperature applications.

Sales for the metal products group increased to $53.8 million in 1997 from $46.0 million in 1996. Sales were $48.0 million in 1995. The increase from 1996 to 1997 was due to higher volumes of ferrous and non ferrous metal powders and higher aluminum prices. During the same interval, operating income increased from $1.9 million in 1996 to $3.2 million in 1997. Operating income
was $3.7 million in 1995.   Management anticipates improved margins in this
segment in 1998 as a result of new products, higher metal powder production, continuing cost reductions, and efficiency improvement programs.

Capital expenditures for the metal products group were $6.6 million in 1997 as compared to $4.5 million in 1996 and $5.8 million in 1995. The expenditures were primarily directed to the construction and commercialization of a new NMP processing facility at the Cleveland plant. In 1998, capital expenditures are anticipated to be $4.3 million.

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

SEASONALITY

The efficiency and productivity of the Corporation's operations can be affected by unusually severe weather conditions. During the winter of 1997, there were minor production outages at the Corporation's operating facilities in North Carolina and New York States due to inclement weather, but they were not significant enough to materially affect 1997 operating results.

COMPETITION

All of the Corporation's products are sold in highly competitive markets which are influenced by price, performance, customer location, service, competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and metal products. No material part of the Corporation's business is dependent upon any single customer, or upon very few customers, the loss of any one of which could have a material adverse impact on the Corporation.

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

The Corporation is one of five North American producers of metal powders. The market for metal powders is affected primarily by product performance, consistency of quality and price. To some extent, competition in the metal powders industry is affected by imports of finished metal powder parts.
Product prices over the last several years have been strongly influenced by costs of production and available capacity. Demand for metal powders is a function of general economic conditions, particularly in the automotive market.

There are numerous aluminum dross processors in the United States, however, only Alumitech has patented technology which enables it to process aluminum dross without the necessity for landfill. While the Corporation competes for the supply of aluminum dross with a number of other operations, the major factor affecting the supply of dross is the level of activity of the secondary aluminum smelting industry. In addition, as aluminum is one of the products of aluminum dross reprocessing, commodity price fluctuations of aluminum may have an impact on the earnings of the Corporation.

RESEARCH AND DEVELOPMENT

The Corporation carries on an active program of product development and improvement. Research and development expense was $1.0 million in 1997, $0.6 million in 1996 and $0.3 million in 1995.

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

EMPLOYEES

The approximate number of employees in the Corporation as of December 31, 1997 is set forth below:


Industrial Minerals  282
Metal Products       285
Corporate              7
                     ---
Total                574
                     ===

Approximately 58 employees at the Corporation's metal powder operations in Niagara Falls, New York, are covered by a collective bargaining agreement. Negotiations are currently underway for a new agreement to replace the current three-year agreement, which expires April 15, 1998. At the ferrous metal powder facilities in Tennessee, approximately 42 employees are covered by a four-year agreement which expires February 28, 2002. Approximately 20 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 13, 1999. At Alumitech, approximately 28 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 1998 and one agreement expiring December 31, 1998. On March 26, 1998, the hourly employees at TFC's plant in Spruce Pine, North Carolina voted in favour of union certification. Contract negotiations will commence shortly. The Corporation considers its labor relations to be good.

three-year agreement, which expires April 15, 1998. At the ferrous metal powder facilities in Tennessee, approximately 42 employees are covered by a four-year agreement which expires February 28, 2002. Approximately 20 employees at Suzorite are coverd by a three-year collective bargaining agreement that expires December 13, 1999. At Alumitech, approximately 28 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 1998 and one agreement expiring December 31, 1998. The Corporation considers its labor relations to be good.

FOREIGN OPERATIONS

The Corporation's international operations are located in Canada whose institutions and governmental policies are generally similar to those of the United States. Although there can be no assurance as to future conditions, the Corporation has experienced no political activities, social upheavals, currency restrictions or similar factors which have had any material adverse effect to date on the results of its operations or financial condition.

EXPORT SALES

The Corporation's industrial minerals and metal products operations sell their products internationally to a wide variety of customers including the ceramics, glass and powder metallurgy industries. Export sales in these two segments were less than 8% of total sales.


  EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT
                                                                   SERVED IN
  OFFICER                  POSITION                        AGE   POSITION SINCE
  -------                  --------                        ---   --------------
  Peter Lawson-Johnston    Chairman of the
                           Board of Directors              71         1975

  Richard L. Lister        President and
                           Chief Executive Officer         59         1993

  Allen J. Palmiere        Vice President,
                           Chief Financial Officer
                           and Assistant Secretary         45         1993

  Peter J. Goodwin         Vice President,
                           Zemex Corporation
                           President, Industrial Minerals  47         1994

  Terrance J. Hogan        President, Alumitech, Inc.      42         1995

  George E. Gillespie      President, Metal Powders        55         1997

  Patricia K. Moran        Corporate Secretary and
                           Assistant Treasurer             32         1995


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

Mr. Gillespie became President of the Metal Powders Group in April 1997. Prior to joining the Corporation, Mr. Gillespie was Chairman of the Operating Committee for three divisions of The Carborundum Company in 1996. Mr. Gillespie was Vice-President Refractories from 1993 to 1996 for The Carborundum Company.

Ms. Moran assumed the duties of Corporate Secretary and Assistant Treasurer in May 1997. Prior to that time Ms. Moran served as Assistant Secretary-Treasurer since February 1995. Ms. Moran has been with the Corporation since 1993.

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

ITEM 2.  PROPERTIES

The industrial minerals segment has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This segment owns approximately 391,500 square feet of office and plant floor space. As well, the 60% owned processing facility in Benwood, West Virginia has approximately twelve acres of land. In 1996, The Feldspar Corporation purchased 655 acres which contain, at minimum, 20 years additional ore reserves for its Spruce Pine, North Carolina facility. The mineral deposits at the mines currently operated by the industrial minerals segment are estimated by the Corporation to be at least 25 years, except in the case of the mica mine in Suzor Township where reserves are estimated to be in excess of 100 years. All of the Corporation's mining properties are either owned or leased, with the leases expiring from 1999 to 2018.

The metal products group has operations in Niagara Falls, New York; St. Marys, Pennsylvania; Greenback, and Maryville, Tennessee; Cleveland, Ohio; and Medina and Streetsboro, Ohio. At its facility in Niagara Falls, Pyron
Corporation utilizes approximately 79,000 square feet of office and plant floor space which it leases from the Niagara County Industrial Development Agency. The lease was established as part of the Industrial Development Revenue Bond issued in November 1989 to finance the construction of an atomized steel powder plant. Lease payments are to be sufficient to pay the debt service on the Industrial Development Revenue Bond. The atomized plant utilizes approximately 16,000 square feet of floor space and is adjacent to the existing facility. The blending plant in St. Marys, Pennsylvania, which was built in 1995, has 32,000 square feet of plant, office and storage space and is situated on 3.4 acres of land. The Greenback facility is situated on 27.5 acres of land of which 6 acres is actively used in the operations. The Maryville facility is a leased facility which utilizes approximately 23,000 square feet of office and plant floor space. General office space comprises approximately 6,300 square feet; there is approximately 87,000 square feet of production, storage and shipping/receiving space. The aluminum dross processing plant in Cleveland, Ohio owns 6.1 acres and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation leases approximately 60% of a 36,000 square foot building, which it uses for its plant and office space. The Medina facility is leased and includes 19,000 square feet of plant and office space.

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

TFC denies such allegations and claims, and the Corporation believes that it is remote that this litigation will result in any material adverse effect to the Corporation's financial condition or results of operations. The Corporation strongly believes that this action is without merit; however, no assurance can be made as to the outcome of this litigation. Although the Corporation's primary insurer has attempted to limit its coverage, the Corporation believes that its primary and excess liability insurance is sufficient to cover any potentially unfavorable outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth on page 26 of registrant's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference. The Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.


ITEM 6.  SELECTED FINANCIAL DATA

Information responsive to this item is set forth on page 51 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Information responsive to this Item is set forth on pages 19 through 26 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages 27 through 50 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report. See Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the directors of the Corporation required by this item is located in the Corporation's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Corporation required by this item appears in Part I,
Item 1, of this Annual Report on Form 10-K*.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the Corporation's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information required by this item appears in the Corporation's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Corporation's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year.

------------------
* Reference in this Annual Report on Form 10-K to material contained in the Corporation's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

1. Financial statements and independent auditor's report filed as part of this report:

     (a) Consolidated Balance Sheets at December 31, 1997 and 1996, which information is incorporated by reference under Item 8 of this report;

     (b) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997, which information is incorporated by reference under Item 8 of this report;

     (c) Consolidated Statements of Income for the three years ended December 31, 1997, which information is incorporated by reference under Item 8 of this report;

     (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1997, which information is incorporated by reference under item 8 of this report;

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

With the exception of the aforementioned financial statements and schedule, and the information incorporated in Items 1 and 2 and Items 5 through 8, the 1997 Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K. Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1997 Annual Report or notes related thereto.

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

(4)(o) Loan and Security Agreement dated as of March 15, 1995 among Zemex Corporation and The Feldspar Corporation and NationsBank of Tennessee, N.A. and Chemical Bank and NationsBank of Tennessee, N.A., as Agent (Incorporated by reference from Exhibit (4)(p) of the Corporation's Annual Report on Form 10-K filed March 30, 1995)

(4)(p) Amendment No. 1 dated as of March 12, 1997 to the Loan and Security Agreement dated as of March 15, 1995 among Zemex Corporation and The Feldspar Corporation and NationsBank of Tennessee, N.A. and Chemical Bank and NationsBank of Tennessee, N.A., as Agent

*(10)(a) Key Executive Common Stock Purchase Plan (Incorporated by reference from Exhibit (10)(b) of the Corporation's Annual Report on Form 10-K filed March 31, 1991)

(10)(b) Consent to Assignment of Lease and to Agreement Sublease, and permission to Make Payments dated November 7, 1978 each from Joberta Enterprises, Inc. to NL Industries, Inc. and The Feldspar Corporation (Incorporated by reference from Exhibit 10(pp) to the Corporation's Registration Statement on Form S-2, Registration No. 33-7774, filed on August 5, 1986)

(10)(c) Additional Lease Agreement dated as of November 1, 1989 between Niagara County Industrial Development Agency and Pyron Corporation (Incorporated by reference from Exhibit (10)(ll) of the Corporation's Annual Report on Form 10-K filed March 31, 1990)

*(10)(d) Subscription Agreement with Richard L. Lister dated November 26, 1991
         (Incorporated by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10-K filed March 31, 1992)

(10)(e) Ligonier Purchase Agreement and Second Plan of Reorganization dated March 2, 1992 among Pyron Metal Powders, Inc., a wholly-owned subsidiary of Zemex Corporation, Purchaser, and Ligonier Powders, Inc., Seller (Incorporated by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10-K filed March 31, 1993)

(10)(f) 1995 Stock Option Plan (Incorporated by reference from Exhibit B of the Corporation's 1995 Definitive Proxy Statement, filed on March 29, 1995)

(10)(g) Stock Purchase Agreement dated August 10, 1993 between Zemex Corporation, Zemex Canada Inc., an Ontario corporation and a direct wholly-owned subsidiary of Zemex Corporation, Dundee Bancorp Inc., an Ontario corporation, and Dundee Bancorp International Inc., a Delaware corporation, and a direct wholly-owned subsidiary of Dundee Bancorp Inc., with respect to the acquisition of Suzorite Mica Products Inc. (Incorporated by reference from Exhibit 2 of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(h) Capital Stock Purchase Warrant dated September 14, 1993 issued to Dundee Bancorp International Inc. pursuant to the Stock Purchase Agreement referred to in 10(m). (Incorporated by reference from Exhibit 4(a) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(i) Registration Rights Agreement dated September 14, 1993 between Zemex Corporation and Dundee Bancorp International Inc. (Incorporated by reference from Exhibit 4(b) of the Corporation's Current Report on Form 8-K filed September 7, 1993)

(10)(j) Asset Purchase Agreement dated September 3, 1993 between U.S. Silica Company, The Feldspar Corporation and Zemex Corporation with respect to the sale of the Virginia aplite facility (Incorporated by reference from Exhibit 10(at) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(k) Stock Purchase Agreement dated November 15, 1993 between Americo Malay Mineral Company and Zemex Corporation with respect to the sale of 2,500,002 common shares of Perangsang Pasifik Senderian Berhad, a corporation organized and existing under the laws of the Federal Republic of Malaysia (Incorporated by reference from Exhibit 10(au) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(l) Suzorite Mica Product Inc.'s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(m) Employee Stock Purchase Plan (Incorporated by reference as Exhibit A to the Corporation's Proxy Statement filed May 6, 1994)

(10)(n) Stockholders Agreement dated June 10, 1994 among Alumitech, Inc., Clarion Capital Corporation, DCC Equities Limited and Moshe Dan Yerushalmi, John Hocevar and Terrance Hogan and Zemex Corporation (Incorporated by reference as Exhibit 10(ax) to the Corporation's Registration Statement on Form S-1, Registration No. 33-82638, filed on August 22, 1994)

(10)(o) Asset Purchase Agreement dated December 7, 1994 between Whittaker, Clark & Daniels, Inc., Clark Minerals, Inc., Cherokee Minerals, Inc. and Pioneer Talc Company and Suzorite Mineral Products, Inc. and Zemex Corporation (Incorporated by reference from Exhibit 10(u) of the Corporation's Annual Report on Form 10-K filed March 30, 1995)

(13)     1997 Annual Report to Shareholders

(22)    Subsidiaries of the Registrant

(24)(a) Consent of Deloitte & Touche

(27)     Financial Data Schedule

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

                                  ZEMEX CORPORATION




                                  By:/s/ RICHARD L. LISTER
                                  -------------------------------------
Dated:  March  23, 1998           Richard L. Lister
                                  President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



SIGNATURE                       TITLE                            DATE
---------                       -----                            ----

/s/ PETER LAWSON-JOHNSTON       Chairman of the Board            March 23, 1998
-----------------------------   and Director
Peter Lawson-Johnston



/s/ RICHARD L. LISTER           President and                    March 23, 1998
-----------------------------   Chief Executive
Richard L. Lister               Officer and Director
                                (Principal Executive Officer)


/s/ PAUL A. CARROLL             Director                         March 23, 1998
-----------------------------
Paul A. Carroll



/s/ MORTON A. COHEN             Director                         March 23, 1998
-----------------------------
Morton A. Cohen



/s/ JOHN M. DONOVAN             Director                         March 23, 1998
-----------------------------
John M. Donovan



/s/ THOMAS B. EVANS, JR.        Director                         March 23, 1998
-----------------------------
Thomas B. Evans, Jr.

SIGNATURE                                      TITLE                           DATE
---------                                      -----                           ----

/s/ NED GOODMAN                               Director                     March 23, 1998
----------------------------------------
Ned Goodman



/s/ PATRICK H. O'NEILL                        Director                     March 23, 1998
----------------------------------------
Patrick H. O'Neill



/s/ WILLIAM J. VANDEN HEUVEL                  Director                     March 23, 1998
----------------------------------------
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE                        Vice President,               March 23, 1998
----------------------------------------     Chief Financial
Allen Palmiere                               Officer and
                                             Assistant Secretary
                                             (Principal Financial and
                                             Accounting Officer)

                                LIST OF EXHIBITS





               EXHIBIT 13     1997 Annual Report to Shareholders

               EXHIBIT 22     Subsidiaries of the Registrant

               EXHIBIT 24(A)  Report of Independent Accountants

               EXHIBIT 27     Financial Data Schedule