Form 10-Q
period 1998-03-31
ZEMEX CORP
filed 1998-04-24
CIK 75644

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

                 For the quarterly period ended March 31, 1998
                          Commission file number 1-228


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


                               YES  X    NO
                               ---  -    --

As of April 22, 1998, there were 8,461,620 shares of capital stock outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                               ZEMEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     (US$)



                                                     MARCH 31, 1998  DECEMBER 31, 1997

                                                        (unaudited)
_____________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $  1,208,000      $  2,189,000
Accounts receivable                                      17,587,000        16,287,000
Inventories                                              17,693,000        17,595,000
Prepaid expenses                                            971,000           786,000
Deferred income taxes                                     1,328,000         1,328,000
_____________________________________________________________________________________
                                                         38,787,000        38,185,000

PROPERTY, PLANT AND EQUIPMENT                            72,833,000        70,812,000
INVESTMENTS                                                 353,000                --
OTHER ASSETS                                             11,400,000         9,777,000
_____________________________________________________________________________________
TOTAL ASSETS                                           $123,373,000      $118,774,000
_____________________________________________________________________________________
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                      $  3,250,000      $  3,000,000
Accounts payable                                          7,614,000         9,805,000
Accrued liabilities                                       5,611,000         3,151,000
Accrued income taxes                                        549,000         1,235,000
Current portion of long term debt                         1,995,000         2,019,000
_____________________________________________________________________________________
                                                         19,019,000        19,210,000

LONG TERM DEBT                                           21,115,000        20,527,000
OTHER NON-CURRENT LIABILITIES                               945,000         1,014,000
DEFERRED INCOME TAXES                                     1,470,000         1,488,000
MINORITY INTEREST                                         3,007,000                --
_____________________________________________________________________________________
                                                         45,556,000        42,239,000
_____________________________________________________________________________________
SHAREHOLDERS' EQUITY
Common stock                                              9,243,000         9,204,000
Paid-in capital                                          53,530,000        53,298,000
Retained earnings                                        25,462,000        24,235,000
Note receivable from shareholder                         (1,749,000)       (1,749,000)
Cumulative translation adjustment                        (1,524,000)       (1,588,000)
Treasury stock at cost                                   (7,145,000)       (6,865,000)
_____________________________________________________________________________________
                                                         77,817,000        76,535,000
_____________________________________________________________________________________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $123,373,000      $118,774,000
_____________________________________________________________________________________

                               ZEMEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                     (US$)



                                                       1998         1997

                                                      (unaudited)
________________________________________________________________________
      NET SALES                                 $26,446,000  $23,700,000
________________________________________________________________________
      COSTS AND EXPENSES
      Cost of goods sold                         19,148,000   17,486,000
      Selling, general and administrative         3,333,000    3,001,000
      Depreciation, depletion and amortization    1,592,000    1,447,000
________________________________________________________________________
                                                 24,073,000   21,934,000
________________________________________________________________________
      OPERATING INCOME                            2,373,000    1,766,000
________________________________________________________________________
      Interest expense, net                         516,000      447,000
      Other, expense (income)                        82,000      (15,000)
________________________________________________________________________
                                                    598,000      432,000
________________________________________________________________________
      INCOME BEFORE PROVISION FOR
      INCOME TAXES AND MINORITY INTEREST          1,775,000    1,334,000

      Provision for income taxes                    533,000      472,000
      Minority interest                              14,000           --
________________________________________________________________________
      NET INCOME                                $ 1,228,000  $   862,000
________________________________________________________________________
      NET INCOME PER SHARE
      Basic                                     $      0.15  $      0.11
      Diluted                                   $      0.15  $      0.11
________________________________________________________________________

      AVERAGE COMMON SHARES OUTSTANDING           8,091,638    8,077,984
________________________________________________________________________

                               ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED MARCH 31
                                     (US$)



                                                           1998          1997

                                                            (unaudited)
_____________________________________________________________________________
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 1,228,000   $   862,000
  Adjustments to reconcile income from operations
  to net cash flows from operating activities
    Depreciation, depletion and amortization          1,634,000     1,472,000
    Decrease in deferred income taxes                   (19,000)      (34,000)
    Minority interest in subsidiary earnings             14,000            --
    Gain on sale of property, plant and equipment        (2,000)      (39,000)
    Decrease (increase) in other assets                 365,000      (321,000)
    (Decrease) increase in non-current liabilities      (69,000)      214,000
    Changes in non-cash working capital items        (2,975,000)      563,000
_____________________________________________________________________________
  NET CASH PROVIDED BY OPERATING ACTIVITIES             176,000     2,717,000
_____________________________________________________________________________
  CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment         (2,639,000)   (3,079,000)
  Assets acquired in acquisitions                    (1,969,000)           --
  Proceeds from sale of assets                        2,995,000        88,000
  Additions to investments                             (353,000)           --
_____________________________________________________________________________
  NET CASH USED IN INVESTING ACTIVITIES              (1,966,000)   (2,991,000)
_____________________________________________________________________________
  CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in bank indebtedness          250,000    (2,590,000)
  Net increase in long term debt                        564,000     2,671,000
  Issuance of common stock                              289,000       158,000
  Purchase of common stock                             (299,000)           --
_____________________________________________________________________________
  NET CASH PROVIDED BY FINANCING ACTIVITIES             804,000       239,000
_____________________________________________________________________________

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 5,000         6,000
_____________________________________________________________________________
  NET DECREASE IN CASH                                 (981,000)      (29,000)
_____________________________________________________________________________
  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,189,000     2,279,000
_____________________________________________________________________________

  CASH & CASH EQUIVALENTS AT END OF PERIOD          $ 1,208,000   $ 2,250,000
_____________________________________________________________________________

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 1998 and 1997 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired a muscovite mica producer for approximately $2.2 million, which includes the assumption of debt. The two facilities acquired in the purchase are located in the Spruce Pine, North Carolina area and will operate under the name Zemex Mica Corporation. The acquisition was financed through borrowings on the Corporation's credit facility.

On February 24, 1998, Industria Mineraria Fabi S.r.l. ("Fabi") became a partner in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and is providing access to its technology. Suzorite Mineral Products, Inc., a wholly-owned subsidiary of the Corporation, will manage the new entity pursuant to an operating agreement.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 1998 and the three months ended March 31, 1997, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net Sales

The Corporation's net sales for the three months ended March 31, 1998 were $26.4 million, an increase of $2.7 million, or 11.6%, from the comparable period in 1997.

Net sales of $11.3 million in the industrial minerals segment for the three month period ended March 31, 1998 represented an increase of $0.6 million, or 5.4%, compared to the 1997 period as a result of a favorable product mix and an increase in sales of talc, industrial sand and low iron sand.

Net sales in the metal products segment for the three months ended March 31, 1998 were $15.1 million, an increase of $2.2 million, or 16.7%, from the comparable period in 1997. The increase is due primarily to an increase in sales of sponge iron, ferrous and non ferrous metal powder products and higher aluminum prices.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 1998 was $19.1 million, an increase of $1.7 million, or 9.5%, from the comparable period in 1997. Gross margin increased to 27.6% for the three months ended March 31, 1998 from 26.2% in the first quarter of 1997, reflecting improved cost and operating efficiencies.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended March 31, 1998 increased to $3.3 million, an increase of $0.3 million over the comparable 1997 period. Of the increase, $0.2 million was attributable to a one-time charge for the settlement of a legal dispute. As a percentage of sales, SG&A decreased slightly from 12.7% in the 1997 period to 12.6% in the 1998 period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 1998 was $1.6 million, an increase of 10.0% over the comparable period in 1997, as a result of assets acquired and placed in service over the last twelve months.

Operating Income

Operating income for the three month period ended March 31, 1998 was $2.4 million, an increase of $0.6 million from the comparable period in 1997.

Interest Expense, Net

Interest expense for the three months ended March 31, 1998 was $0.5 million, up from $0.4 million for the comparable period in 1997.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended March 31, 1998 was $0.5 million, virtually unchanged from the first quarter of 1997.

Net Income

As a result of the factors discussed above, net income for the three months ended March 31, 1998 was $1.2 million compared to $0.9 million for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first quarter of 1998, the Corporation generated cash flow from operations of $0.2 million as compared to a positive cash flow of $2.7 million for the first quarter of 1997. In 1998, non-cash working capital items used $3.0 million of the cash otherwise generated from operations whereas in the corresponding period in 1997 non-cash working capital items generated $0.6 million of cash.

The Corporation had $19.8 million of working capital at March 31, 1998, compared to $19.0 million at December 31, 1997.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 24th day of April, 1998.

                                 ZEMEX CORPORATION
                                 (Registrant)




                                 By:  /s/ ALLEN J. PALMIERE
                                      ---------------------
                                      Allen J. Palmiere
                                      Vice President and Chief Financial Officer