Form 10-Q
period 1998-06-30
ZEMEX CORP
filed 1998-08-06
CIK 75644

CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                          Commission file number 1-228


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

                           ------  ----   ----- ----
                            YES     X      NO
                           ------  ----   ----- ----


As of July 31, 1998, there were 8,472,614 shares of capital stock outstanding.

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

----------------------------------------------------------------------------------------
                                                       June 30, 1998  December 31, 1997
----------------------------------------------------------------------------------------
ASSETS                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents                              $  2,014,000       $  2,189,000
Accounts receivable                                      18,073,000         16,287,000
Inventories                                              16,554,000         17,595,000
Prepaid expenses                                            628,000            786,000
Deferred income taxes                                     1,328,000          1,328,000
----------------------------------------------------------------------------------------
                                                         38,597,000         38,185,000

PROPERTY, PLANT AND EQUIPMENT                            78,650,000         70,812,000
OTHER ASSETS                                             28,385,000          9,777,000
----------------------------------------------------------------------------------------
TOTAL ASSETS                                           $145,632,000       $118,774,000
----------------------------------------------------------------------------------------
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                      $  5,000,000       $  3,000,000
Accounts payable                                          8,465,000          9,805,000
Accrued liabilities                                       4,941,000          3,151,000
Accrued income taxes                                        642,000          1,235,000
Current portion of long term debt                         2,050,000          2,019,000
----------------------------------------------------------------------------------------
                                                         21,098,000         19,210,000

LONG TERM DEBT                                           40,234,000         20,527,000
OTHER NON-CURRENT LIABILITIES                               902,000          1,014,000
DEFERRED INCOME TAXES                                     1,369,000          1,488,000
MINORITY INTEREST                                         3,155,000                 --
----------------------------------------------------------------------------------------
                                                         66,758,000         42,239,000
----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock                                              9,262,000          9,204,000
Paid-in capital                                          53,696,000         53,298,000
Retained earnings                                        26,737,000         24,235,000
Note receivable from shareholder                         (1,749,000)        (1,749,000)
Cumulative translation adjustment                        (1,808,000)        (1,588,000)
Treasury stock at cost                                   (7,264,000)        (6,865,000)
----------------------------------------------------------------------------------------
                                                         78,874,000         76,535,000
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $145,632,000       $118,774,000
----------------------------------------------------------------------------------------

                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (US$)

------------------------------------------------------------------------------------------------------
                                                3 MONTHS ENDED JUNE 30         6 MONTHS ENDED JUNE 30
                                                   1998           1997            1998           1997
------------------------------------------------------------------------------------------------------
                                                                  (unaudited)
NET SALES                                   $25,933,000    $25,199,000     $52,380,000    $48,899,000
------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold                           18,317,000     18,161,000      37,465,000     35,648,000
Selling, general and administrative           3,528,000      3,380,000       6,861,000      6,381,000
Depreciation, depletion and amortization      1,670,000      1,403,000       3,262,000      2,850,000
------------------------------------------------------------------------------------------------------
                                             23,515,000     22,944,000      47,588,000     44,879,000
------------------------------------------------------------------------------------------------------
OPERATING INCOME                              2,418,000      2,255,000       4,792,000      4,020,000
------------------------------------------------------------------------------------------------------
Interest expense, net                           519,000        562,000       1,036,000      1,009,000
Other, net                                       45,000         39,000         127,000         24,000
------------------------------------------------------------------------------------------------------
                                                564,000        601,000       1,163,000      1,033,000
------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION
FOR INCOME TAXES AND
MINORITY INTEREST                             1,854,000      1,654,000       3,629,000      2,987,000

Provision for income taxes                      556,000        590,000       1,089,000      1,061,000
Minority interest                                24,000             --          38,000             --
------------------------------------------------------------------------------------------------------
NET INCOME                                  $ 1,274,000    $ 1,064,000     $ 2,502,000    $ 1,926,000
------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE  - basic                     $0.16          $0.13           $0.31          $0.24
                      - diluted                    0.15           0.13            0.29           0.24
------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES
OUTSTANDING                                   8,105,448      8,089,296       8,100,073      8,083,671
------------------------------------------------------------------------------------------------------

                                      ZEMEX CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30
                                            (US$)

-------------------------------------------------------------------------------------------------
                                                                         1998               1997
-------------------------------------------------------------------------------------------------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $ 2,502,000        $ 1,926,000
  Adjustments to reconcile net income to net cash flows
     Depreciation, depletion and amortization                       3,262,000          2,850,000
     Amortization of deferred financing costs                          83,000             65,000
     Decrease in deferred income taxes                               (119,000)           (80,000)
     Minority interest in subsidiary earnings                          38,000                 --
     Increase in other assets                                     (16,839,000)           (59,000)
     (Decrease) increase in other non-current liabilities            (112,000)           186,000
     Loss (gain) on sale of property, plant and equipment               4,000            (70,000)
     Changes in non-cash working capital items                     (1,245,000)         1,843,000
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities               (12,426,000)         6,661,000
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                       (6,513,000)        (6,081,000)
  Assets acquired in acquisitions                                  (7,801,000)                --
  Proceeds from sale of assets                                      3,117,000            151,000
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (11,197,000)        (5,930,000)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in long term debt                                   17,502,000          2,945,000
  Net increase (decrease) in bank indebtedness                      2,000,000         (3,589,000)
  Liabilities assumed in acquisitions                               3,914,000                 --
  Issuance of common stock                                            475,000            323,000
  Purchase of common stock                                           (418,000)          (274,000)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                23,473,000           (595,000)
-------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (25,000)            24,000
-------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                      (175,000)           160,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,189,000          2,279,000
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 2,014,000        $ 2,439,000
-------------------------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired a muscovite mica producer for approximately $2.2 million, which includes the assumption of debt. The two facilities acquired in the purchase are located in the Spruce Pine, North Carolina area and are operating under the name Zemex Mica Corporation. The acquisition was financed through borrowings on the Corporation's credit facility.

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

Effective June 1, 1998, Alumitech, Inc., a 100% wholly-owned subsidiary of the Corporation, acquired all of the issued and outstanding shares of S&R Enterprises, Inc. ("S&R") for approximately $7.5 million which included the assumption of debt. S&R is an aluminum dross processor located in Wabash, Indiana. The Corporation used its credit facility to finance the acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE CORPORATION

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 1998 and the three months ended June 30, 1997, and for the six months ended June 30, 1998 and the six months ended June 30, 1997, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Sales

The Corporation's net sales for the three months ended June 30, 1998 were $25.9 million compared to $25.2 million for the three months ended June 30, 1997, reflecting a 2.8% increase in sales of industrial minerals and a 3.0% increase in the sales of metal products.

Net sales in the industrial minerals segment for the three month period ended June 30, 1998 increased by $0.3 million to $11.7 million from $11.4 million in the corresponding period of 1997. The increase is due to higher sales of feldspar, talc and industrial sand products.

Net sales of the Corporation's metal products were $14.2 million for the three months ended June 30, 1998, an increase of $0.4 million from the comparable period in 1997, as a result of higher sales of aluminum, atomized and ceramic fiber products offset in part by lower aluminum prices.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 1998 was $18.3 million, compared to $18.2 million for the second quarter of 1997. As a percentage of net sales, gross margin increased from 27.9% in 1997 to 29.4% for the three months ended June 30, 1998, reflecting higher sales and improved cost efficiencies.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended June 30, 1998 increased by 4.4% to $3.5 million from $3.4 million in the like period of 1997. As a percentage of net sales, SG&A expense increased to 13.6% in the second quarter of 1998 from 13.4% in the same period in 1997. The increase is attributable primarily to increased staffing.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 1998 was $1.7 million, an increase of $0.3 million, or 19.1%, over the corresponding period in 1997 as a result of capital expenditures coming on line.

Operating Income

Operating income for the three month period ended June 30, 1998 was $2.4 million, an increase of $0.2 million, or 7.2%, from the comparable period in 1997. The increase was due to the reasons discussed above.

Interest Expense, Net

Interest expense for the three months ended June 30, 1998 was $0.5 million, virtually unchanged from the same period in 1997.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended June 30, 1998 was $0.6 million slightly below the corresponding period in 1997 due to a lower tax rate being applied.

Net Income

As a result of the factors discussed above, net income for the three months ended June 30, 1998 was $1.3 million, an increase of $0.2 million, or 19.7%, from the comparable period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net Sales

The Corporation's net sales for the six months ended June 30, 1998 were $52.4 million, an increase of $3.5 million, or 7.1%, from 1997. The increase is due to a 4.1% increase in sales of industrial minerals and a 9.7% increase in sales of metal products.

Net sales in the industrial minerals segment for the six month period ended June 30, 1998 increased by $0.9 million to $23.0 million from $22.1 million in the corresponding period of 1997. The increase is due to higher sales volume of feldspar, talc and industrial sand.

Net sales in the metal products segment for the six months ended June 30, 1998 were $29.3 million, an increase of $2.6 million, or 9.7%, from the comparable period in 1997. The increase is due to stronger sales of aluminum, sponge, atomized and ceramic fiber products, partially offset by a decline in aluminum prices.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 1998 was $37.5 million, an increase of $1.8 million, or 5.1%, from the comparable period in 1997. As a percent of net sales, gross margin increased to 28.5% for the six months ended June 30, 1998 from 27.1% for the same period in 1997. The increase is due to higher sales and improved operating efficiencies.

Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 1998 increased to $6.9 million from $6.4 million in 1997, an increase of $0.5 million, or 7.5%. As a percentage of net sales, SG&A expense remained virtually the same at 13.1%.

Depreciation, Depletion and Amortization

DD&A for the six months ended June 30, 1998 was $3.3 million, an increase of $0.4 million, or 14.5%, over the comparable period in 1997 as a result of capital expenditures coming on line.

Operating Income

Operating income for the six month period ended June 30, 1998 was $4.8 million, an increase of $0.8 million, or 19.2%, from the comparable period in 1997.

Interest Expense, Net

Interest expense for the six months ended June 30, 1998 was $1.0 million, virtually unchanged from the corresponding period in 1997.

Provision for Income Taxes

The Corporation's provision for income taxes for the six months ended June 30, 1998 was $1.1 million slightly higher than the comparable period in 1997. The increase is due to higher pre-tax income in the first six months of 1998 and also the application of a lower tax rate in 1998.

Net Income

As a result of the factors discussed above, net income for the six months ended June 30, 1998 was $2.5 million, an increase of $0.6 million, or 29.9%, from the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first half of 1998, operating activities used $12.4 million of cash as compared to $6.7 million cash generated from operations for the first six months of 1997. The change is primarily due to funds used to acquire 4,075,500 common shares of Inmet Mining Corporation (see Part II, Item 5 - Other
Business) in the second quarter of 1998. In 1998, non-cash working capital items used $1.2 million of the cash otherwise generated from operations as compared to a generation of $1.8 million for the corresponding period of 1997 as a result of a decrease in inventories and an increase in accounts receivable and accrued liabilities.

The Corporation had $17.5 million of working capital at June 30, 1998, compared to $19.0 million at December 31, 1997.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's 1998 Annual Meeting of Shareholders held on June 30, 1998, the following actions were taken and votes tabulated:

1.         Eight directors were elected for the ensuing year.

              NAME                            VOTES FOR                      VOTES WITHHELD
--------------------------------    ------------------------------     ---------------------------
         Paul A. Carroll                      6,554,462                          466,013
         Morton A. Cohen                      6,554,578                          465,897
         John M. Donovan                      6,554,462                          466,013
      Thomas B. Evans, Jr.                    6,554,578                          465,897
    Peter O. Lawson-Johnston                  6,554,462                          466,013
        Richard L. Lister                     6,554,578                          465,897
       Patrick H. O'Neill                     6,554,462                          466,013
    William J. vanden Heuvel                  6,554,462                          466,013

2. The appointment of Deloitte & Touche as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 1998 was ratified.

                                                                          ABSTENTIONS
         VOTES FOR                     VOTES AGAINST              (INCLUDING BROKER NON-VOTES)
----------------------------    ----------------------------     ------------------------------
         7,012,158                         6,582                             1,735


3. The proposal to amend the Corporation's Amended and Restated Articles of Incorporation to provide for a new class of shares was approved.

                                                                          ABSTENTIONS
         VOTES FOR                     VOTES AGAINST              (INCLUDING BROKER NON-VOTES)
----------------------------    ----------------------------     ------------------------------
         5,314,882                        928,011                            28,143


ITEM 5 - OTHER INFORMATION

On July 8, 1998, Zemex Corporation, together with one other shareholder, requisitioned a special meeting of shareholders of Inmet Mining Corporation ("Inmet"), a Toronto Stock Exchange listed mining company (TSE-IMN). The purpose of the meeting will be to consider a series of resolutions, including a change of the board of directors, that will recapitalize Inmet and facilitate a business combination with Zemex. Upon their appointment, the new board of Inmet/Zemex Canada will consider the immediate merger of Zemex Corporation with the recapitalized Inmet on a one-for-one basis.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 6th day of August, 1998.



                                  ZEMEX CORPORATION
                                  (Registrant)



                                  By: /s/ Allen J. Palmiere
                                      ------------------------------------------
                                      Allen J. Palmiere
                                      Vice President and Chief Financial Officer