Form 10-Q
period 1998-09-30
ZEMEX CORP
filed 1998-11-13
CIK 75644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                          Commission file number 1-228


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


                           YES  X         NO


As of September 30, 1998, there were 8,511,742 shares of capital stock outstanding.

                                     PART I
                          ITEM I - FINANCIAL STATEMENTS
                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

                                                        September 30, 1998 December 31,  1997
--------------------------------------------------------   -------------    -------------
ASSETS                                                       (unaudited)
Current Assets
Cash and cash equivalents                                  $   9,658,000    $   2,189,000
Marketable securities                                          4,158,000             --
Accounts receivable                                           18,659,000       16,287,000
Inventories                                                   16,547,000       17,595,000
Prepaid expenses                                                 925,000          786,000
Deferred income taxes                                          1,328,000        1,328,000
--------------------------------------------------------   -------------    -------------
                                                              51,275,000       38,185,000

Property, Plant and Equipment                                 83,465,000       70,812,000
Other Assets                                                  16,796,000        9,777,000
--------------------------------------------------------   -------------    -------------
Total Assets                                               $ 151,536,000    $ 118,774,000
========================================================   =============    =============

LIABILITIES
Current Liabilities
Bank indebtedness                                          $  10,000,000    $   3,000,000
Accounts payable                                               9,115,000        9,805,000
Accrued liabilities                                            4,432,000        3,151,000
Accrued income taxes                                             857,000        1,235,000
Current portion of long term debt                              2,092,000        2,019,000
--------------------------------------------------------   -------------    -------------
                                                              26,496,000       19,210,000

Long Term Debt                                                39,810,000       20,527,000
Other Non-Current Liabilities                                  1,107,000        1,014,000
Deferred Income Taxes                                          1,254,000        1,488,000
--------------------------------------------------------   -------------    -------------
                                                              68,667,000       42,239,000
--------------------------------------------------------   -------------    -------------
Minority Interest                                              3,115,000             --
--------------------------------------------------------   -------------    -------------
SHAREHOLDERS' EQUITY
Common stock                                                   8,512,000        9,204,000
Paid-in capital                                               47,473,000       53,298,000
Retained earnings                                             28,093,000       24,235,000
Note receivable from shareholder                              (1,749,000)      (1,749,000)
Cumulative translation adjustment                             (2,162,000)      (1,588,000)
Change in market value of available-for-sale securities         (413,000)            --
Treasury stock at cost                                              --         (6,865,000)
--------------------------------------------------------   -------------    -------------
                                                              79,754,000       76,535,000
--------------------------------------------------------   -------------    -------------
Total Liabilities and Shareholders' Equity                 $ 151,536,000    $ 118,774,000
========================================================   =============    =============


                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (US$)


                                                   Three Months Ended               Nine Months Ended
                                                      September 30                    September  30
                                                  1998            1997            1998            1997
-------------------------------------------   ------------    ------------    ------------    ------------
                                                                        (unaudited)
NET SALES                                     $ 25,677,000    $ 24,773,000    $ 78,056,000    $ 73,672,000
-------------------------------------------   ------------    ------------    ------------    ------------

COSTS AND EXPENSES
Cost of goods sold                              18,130,000      17,874,000      55,594,000      53,522,000
Selling, general and administrative              2,881,000       3,076,000       9,742,000       9,457,000
Depreciation, depletion and amortization         1,562,000       1,451,000       4,824,000       4,301,000
-------------------------------------------   ------------    ------------    ------------    ------------
                                                22,573,000      22,401,000      70,160,000      67,280,000

OPERATING INCOME                                 3,104,000       2,372,000       7,896,000       6,392,000
-------------------------------------------   ------------    ------------    ------------    ------------

Interest expense, net                             (369,000)       (497,000)     (1,405,000)     (1,506,000)
Other, net                                        (852,000)      1,366,000        (979,000)      1,342,000
-------------------------------------------   ------------    ------------    ------------    ------------
                                                (1,221,000)        869,000      (2,384,000)       (164,000)

INCOME BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST               1,883,000       3,241,000       5,512,000       6,228,000
Provision for income taxes                         565,000       1,146,000       1,655,000       2,207,000
Minority interest                                  (40,000)           --            (1,000)           --
-------------------------------------------   ------------    ------------    ------------    ------------
NET INCOME                                    $  1,358,000    $  2,095,000    $  3,858,000    $  4,021,000
===========================================   ============    ============    ============    ============
NET INCOME PER SHARE  - basic                 $       0.17    $       0.26    $       0.48    $       0.50
                      - diluted               $       0.16    $       0.25    $       0.46    $       0.49
-------------------------------------------   ------------    ------------    ------------    ------------
AVERAGE COMMON SHARES OUTSTANDING                8,117,274       8,089,296       8,105,870       8,091,113
===========================================   ============    ============    ============    ============

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                      (US$)

-----------------------------------------------------------   ------------    ------------
                                                                  1998            1997
-----------------------------------------------------------   ------------    ------------
                                                                          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  3,858,000    $  4,021,000
  Adjustments to reconcile net income to net cash flows
     Depreciation, depletion and amortization                    4,824,000       4,301,000
     Amortization of deferred financing costs                      125,000         106,000
     Decrease in deferred income taxes                            (234,000)       (310,000)
     Minority interest in subsidiary earnings                       (1,000)           --
     Increase in other assets                                     (611,000)       (747,000)
     Increase in other non-current liabilities                      92,000         274,000
     Loss (gain) on sale of property, plant and equipment            2,000      (1,489,000)
     Changes in non-cash working capital items                  (2,286,000)      2,070,000
-----------------------------------------------------------   ------------    ------------
Net cash provided by operating activities                        5,769,000       8,226,000
-----------------------------------------------------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                   (13,979,000)    (10,119,000)
  Acquisitions, net of cash acquired                            (7,440,000)           --
  Proceeds from sale of assets                                   3,120,000       3,548,000
  Acquisition of available-for-sale securities                 (13,762,000)
  Proceeds of sale of available-for-sale securities              9,772,000            --
  Change in market value of available-for-sale securities         (413,000)           --
-----------------------------------------------------------   ------------    ------------
Net cash used in investing activities                          (22,702,000)     (6,571,000)
-----------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in long term debt                                17,119,000       2,664,000
  Net increase (decrease) in bank indebtedness                   7,000,000      (4,890,000)
  Issuance of common stock                                         765,000         482,000
  Purchase of common stock                                        (417,000)       (397,000)
-----------------------------------------------------------   ------------    ------------
Net cash provided by (used in) financing activities             24,467,000      (2,141,000)
-----------------------------------------------------------   ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (65,000)         27,000
-----------------------------------------------------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                                  7,469,000        (459,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,189,000       2,279,000
===========================================================   ============    ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  9,658,000    $  1,820,000
===========================================================   ============    ============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

1. In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired a muscovite mica producer for approximately $3.5 million, which includes the assumption of debt. The two facilities acquired in the purchase are located in the Spruce Pine, North Carolina area and are operating under the name Zemex Mica Corporation ("ZMC"). The acquisition was financed through borrowings on the Corporation's credit facility. The acquisition of ZMC has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated first to the assets purchased and liabilities assumed and the excess purchase price has been allocated to intangible assets. The net purchase price was allocated as follows:

        Tangible Assets Acquired                           $     936,000
        Liabilities Assumed                                   (1,542,000)
        Intangible Assets Acquired                             2,610,000
                                                            ------------
        Cash Consideration                                  $  2,004,000
                                                            ============

2. On February 24, 1998, Industria Mineraria Fabi S.r.1. ("Fabi") became a partner in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and is providing access to its technology. Suzorite Minerals Products, Inc., a wholly-owned subsidiary of the Corporation, will manage the new entity pursuant to an operating agreement. There was no gain or loss recognized by the Corporation on the transaction.

3. Effective June 1, 1998, Alumitech, Inc., a 100% wholly-owned subsidiary of the Corporation, acquired all of the issued and outstanding shares of S&R Enterprises, Inc. ("S&R") for approximately $8.3 million, which included the assumption of debt. S&R is an aluminum dross processor located in Wabash, Indiana. The Corporation used its credit facility to finance the acquisition. The acquisition of S&R has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated first to the assets purchased and liabilities assumed and the excess purchase price has been allocated to intangible assets. The net purchase price was allocated as follows:

        Tangible Assets Acquired                               $  4,806,000
        Liabilities Assumed                                      (2,785,000)
        Intangible Assets Acquired                                3,510,000
                                                               ------------
        Cash Consideration                                     $  5,531,000
                                                               ============

4. During the second quarter of 1998, the Corporation initiated an attempted acquisition of control of Inmet Mining Corporation ("Inmet"). Approximately 4 million shares of Inmet were acquired and financed by the Corporation's credit facilities as amended (see Liquidity and Capital Resources). Subsequently, the acquisition was abandoned and the Corporation sold approximately 2.6 million common shares of Inmet for proceeds of approximately C$14.7 million. As at September 30, 1998, the Corporation booked a provision of $413,000 as a reduction to shareholders' equity to mark the residual investment in the available-for sale securities to market. The Corporation also booked a foreign exchange loss of $0.7 million in other income as a result of a decline in the value of its Canadian dollar investment in Inmet.

5. Recent Accounting Pronouncements - In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities", which will be effective for the Corporation's 1999 annual consolidated financial statements. This Statement requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of this Statement will be reported as the cumulative effect of a change in accounting principle, without retroactive application. It is anticipated that all of the Corporation's pre-production and set-up costs will be removed from Property, Plant and Equipment in complying with this Statement. These costs were $1,655,000 and $1,105,000 at September 30, 1998 and December 31, 1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE CORPORATION

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 1998 and the three months ended September 30, 1997, and for the nine months ended September 30, 1998 and the nine months ended September 30, 1997, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Sales

The Corporation's net sales for the three months ended September 30, 1998 were $25.7 million compared to $24.8 million for the three months ended September 30, 1997, reflecting a 5.4% decline in sales of industrial minerals and a 10.8% increase in sales of metal products.

Net sales in the industrial minerals segment for the three month period ended September 30, 1998 decreased by $0.6 million, or 5.4%, to $10.3 million from $10.9 million in the corresponding period of 1997. Sales volumes of mica, talc, sand and potassium feldspar were slightly lower in the third quarter of 1998 compared to the third quarter of 1997.

Net sales of the Corporation's metal products were $15.3 million for the three months ended September 30, 1998, an increase of $1.5 million from the comparable period in 1997. The increase in the 1998 period is a result of increased sales of fiber, flameshield products, and ferrous and non-ferrous metal powders, partially offset by lower aluminum prices.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 1998 was $18.1 million compared to $17.9 million for the third quarter of 1997. As a percentage of net sales, gross margin increased from 27.9% for the three months ended September 30, 1997 to 29.4% for the corresponding period in 1998. The increase in gross margin is attributable to cost control and improved operating efficiencies in the industrial minerals group and to the benefits of higher volumes in the metal products group. Management believes that the trend to higher margins will be continued in 1999 due to the same factors.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended September 30, 1998 decreased by 6.4% to $2.9 million from $3.1 million in the comparable period of 1997. As a percentage of net sales, SG&A expense decreased to 11.2% in the third quarter of 1998 from 12.4% in the same period in 1997 due to savings of $0.2 million in SG&A expense and a corresponding $0.9 million increase in sales quarter over quarter.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 1998 was $1.6 million, an increase of $0.1 million, or 7.6%, over the corresponding period in 1997. This increase is due to the additional depreciation of capital expenditures completed by the Corporation during the last twelve months.

Operating Income

As a result of the foregoing, operating income for the three month period ended September 30, 1998 was $3.1 million, an increase of $0.7 million, or 30.1%, from the comparable period in 1997.

Interest Expense, Net

Although the Corporation had higher levels of debt outstanding at September 30, 1998 compared to September 30, 1997, interest expense for the three months ended September 30, 1998 was $0.4 million, down from $0.5 million for the three months ended September 30, 1997. The decrease is due to the capitalization of interest relating to major construction projects. As the projects are completed, management expects interest expense to increase to a higher level in 1999.

Other Income/Expense

Other expenses for the three months ended September 30, 1998 totalled $0.9 million of which $0.7 million is related to the recognition of the translation loss on the Corporation's investment in Inmet (see note 4). In the corresponding period of 1997, the Corporation recognized a one-time pre-tax gain of $1.4 million, or $0.9 million after tax, from the disposition of Alumitech's dormant fiber line.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended September 30, 1998 decreased to $0.6 million from $1.1 million in the third quarter of 1997 due to a $2.3 million decrement in other income/expense in the third quarter of 1998 compared to the same quarter in 1997.

Net Income

As a result of the factors discussed above, net income for the three months ended September 30, 1998 was $1.4 million, a decrease of $0.7 million, or 35.2%, from the comparable period in 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales

The Corporation's net sales for the nine months ended September 30, 1998 were $78.1 million, an increase of $4.4 million, or 6.0%, from 1997. The increase is due to a 1.0% increase in sales of industrial minerals and a 10.0% increase in sales of metal products.

Net sales in the industrial minerals segment for the nine month period ended September 30, 1998 were up marginally by $0.3 million to $33.4 million from $33.1 million in 1997. The increase is due to higher sales volume of feldspar, talc and sand products.

Net sales in the metal products segment for the nine months ended September 30, 1998 were $44.7 million, an increase of $4.1 million, or 10.0%, from the comparable period in 1997. Increased sales of aluminum, fiber, ferrous and non-ferrous metal powder products contributed to the rise in sales period over period.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 1998 was $55.6 million, an increase of $2.1 million, or 3.9%, from the first three quarters of 1997. As a percentage of net sales, gross margin increased to 28.8% in 1998 from 27.4% in 1997. The increase is due to higher sales volumes and improved operating efficiencies. Management anticipates that the trend to higher margins will continue in 1999.

Selling, General and Administrative Expense

SG&A expense for the nine months ended September 30, 1998 increased to $9.7 million from $9.4 million in 1997, an increase of $0.3 million, or 3.0%. As a percentage of net sales, SG&A expense decreased from 12.8% in 1997 to 12.5% in the 1998 period.

Depreciation, Depletion and Amortization

DD&A for the nine months ended September 30, 1998 was $4.8 million, an increase of $0.5 million, or 12.2%, over the comparable period in 1997 as a result of assets acquired and placed in service over the last twelve months.

Operating Income

Operating income for the nine month period ended September 30, 1998 was $7.9 million, an increase of $1.5 million, or 23.5%, from the comparable period in 1997. As a percentage of sales, operating income increased to 10.1% in the first three quarters of 1998 from 8.7% in the corresponding period of 1997.

Interest Expense, Net

Although the Corporation had higher levels of debt outstanding at September 30, 1998 compared to September 30, 1997, interest expense for the nine months ended September 30, 1998 was $1.4 million, a decrease of $0.1 million from the comparable period in 1997. The decline in interest expense is due to the capitalization of interest relating to major construction projects. As these projects are completed, the interest expense will increase in future periods.

Other Income/Expense

The Corporation recognized a foreign exchange translation loss of $0.7 million in connection with its attempted acquisition of Inmet and its purchase of Inmet common shares in 1998. As well, during 1997, the Corporation had a one-time pre-tax gain of $1.4 million, or $0.9 million after tax, from the disposition of Alumitech's fiber line.

Provision for Income Taxes

The Corporation's provision for income taxes for the nine month period September 30, 1998 decreased to $1.7 million from $2.2 million in the comparable period of 1997. The decrease is due to lower pre-tax income in the first nine months of 1998 due to the swing in other income/expense as discussed above.

Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 1998 was $3.9 million, a decrease of $0.2 million, or 4.0%, from the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first nine months of 1998, the Corporation generated $5.8 million of cash from operations as compared to $8.2 million cash generated for the first nine months of 1997. The decrease of $2.4 million is due to changes in non-cash working capital items. In the nine month period ended September 30, 1998, current liabilities decreased by approximately $1.5 million, accounts receivable due to higher sales increased $2.4 million and, through improved management, inventory declined by $1.0 million. The decrease in liabilities resulted from declining levels of construction and an effort to obtain purchase discounts in several operations by expeditious payment of invoices.

The Corporation had $24.8 million of working capital at September 30, 1998, compared to $19.0 million at December 31, 1997.

On July 30, 1998, the Corporation signed Amendment No. 5 to its Loan and Security Agreement which provided, on a reducing, revolving basis, incremental credit of $10 million through October 31, 1998, and $5 million from November 1, 1998 through December 31, 1998. As the Corporation had used the balance of its credit facility to purchase its share position in Inmet, the increase in the amount available under the working capital line was necessary to fund incremental capital expenditures and ordinary working capital requirements.
A copy of this amendment is filed as an exhibit to this Form 10Q.

Approximately $4.0 million of the proceeds from the disposition of the Corporation's Inmet common shares have, subsequent to September 30, 1998, been utilized to reduce borrowings under the incremental facility and to free up available funds.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

YEAR 2000

The Corporation operates in basic industries that do not rely heavily on computerized systems. The major systems operated by the Corporation are those for financial reporting, all of which are year 2000 compliant. As a result, it is the opinion of management that any year 2000 issues that may arise will not have a material adverse impact on the financial condition or performance of the Corporation. The Corporation is continuing its review of key suppliers to determine their exposure to problems arising from Year 2000. The review is being conducted by management personnel and additional resources are not believed to be required. Given the current status of the Corporation's activities, no contingency plans are currently in place.

ITEM 3 - MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. The Corporation believes that aluminum prices and interest rates in the current environment are such that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation's financial instruments is included in the financial instruments note to the Consolidated Financial Statements in the Corporation's 1997 Annual Report, which are incorporated by reference in the Corporation's Form 10K for the year ended December 31, 1997.

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

                                    PART II

ITEM 1 - LEGAL PROCEEDINGS

During September 1998, the Corporation settled a civil action brought by Dryvit Systems, Inc. ("Dryvit") in the State of Rhode Island captioned Dryvit Systems, Inc. v. The Feldspar Corporation, Taggart Sand Products Corp., Surface Systems, Inc., The Morie Company, Inc., Eriez Magnetics, Inc., and Law Engineering, Inc., C.A. No. KC 93-108, State of Rhode Island, Kent. The Corporation's insurance carrier settled with the plaintiff and there were no settlement costs absorbed by the Corporation.

ITEM 5 - OTHER INFORMATION

In September 1998, the Corporation extended a short-term loan to Richard L. Lister, President and Chief Executive Officer, in the amount of $100,000. The loan is payable in full by Mr. Lister by December 31, 1998. Also in September 1998, Paul A. Carroll, a director of Zemex, signed a promissory note for $123,948 payable to the Corporation on or before December 31, 1998.

Richard L. Lister, President and Chief Executive Officer, and Allen J. Palmiere, Vice President and Chief Financial Officer, executed change of control/termination agreements effective October 1, 1998, copies of which agreements are being filed as exhibits to this Form 10Q.

On October 5, 1998, the Corporation filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") outlining its proposal to move its domicile from Delaware and to reincorporate as a Canadian company under the Canada Business Corporations Act. A special meeting of shareholders will be called to consider and vote upon a proposal to approve a reincorporation into Canada. The change in domicile will not result in any significant change to the business of Zemex or to the equity or voting interests of Zemex shareholders.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Agreement between Zemex Corporation and Allen J. Palmiere, dated October 1, 1998.

          10.2 Agreement between Zemex Corporation and Richard L. Lister, dated October 1, 1998.

          10.3 Amendment No. 5 to Loan and Security Agreement among Zemex Corporation, The Feldspar Corporation, NationsBank of Tennessee, N.A., The Chase Manhattan Bank and NationsBank of Tennessee, N.A. as agent.

     (b)  Reports on Form 8-K

          None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereuhto duly authorized.

Dated this 13th day of November, 1998.


                                            ZEMEX CORPORATION
                                            (Registrant)



                                            By:    /s/ Allen J. Palmiere
                                            ------------------------------------
                                                   Allen J. Palmiere
                                                   Vice President and Chief
                                                   Financial Officer

                                      -12

                                 EXHIBIT INDEX

10.1 Agreement between Zemex Corporation and Allen J. Palmiere, dated October 1, 1998.

10.2 Agreement between Zemex Corporation and Richard L. Lister, dated October 1, 1998.

10.3 Amendment No. 5 to Loan and Security Agreement among Zemex Corporation, The Feldspar Corporation, NationsBank of Tennessee, N.A., The Chase Manhattan Bank and NationsBank of Tennessee, N.A. as agent.