Form 10-K/A
period 1997-12-31
ZEMEX CORP
filed 1998-12-09
CIK 75644

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             Washington, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-1

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                             ---------------------

                          COMMISSION FILE NUMBER 1-228
                            ------------------------

                               ZEMEX CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                 13-5496920
      (State or other          (I.R.S. employer
      jurisdiction of           identification
     incorporation or              number)
       organization)

           CANADA TRUST TOWER, BCE PLACE, 161 BAY STREET, SUITE 3750
                        TORONTO, ONTARIO, CANADA M5J 2S1
                                 (416) 365-8080

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

New York Stock Exchange                            Common Stock, $1.00 par value
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            ------------------------

                                YES  X    NO

                            ------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock (Common Stock, $1.00 par value) held by non-affiliates as of March 23, 1998 (based on the closing sale price of $9.3125 on the New York Stock Exchange) was $33,622,706.

As of March 23, 1998, 8,446,606 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement filed with the Commission            Part III
    pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-K/A-1
                               TABLE OF CONTENTS
                                      AND
                             CROSS-REFERENCE SHEET

                                                                                                               PAGE
                                                                                                            -----------
                                                        PART I

ITEM 1.      BUSINESS.....................................................................................           1
ITEM 2.      PROPERTIES...................................................................................           6

                                                        PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................           7
ITEM 6.      SELECTED FINANCIAL DATA......................................................................           8
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS.........................................................           8
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................          15

                                                       PART III

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................          38

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

INDUSTRIAL MINERALS

The Corporation's industrial minerals segment consists of five wholly-owned subsidiaries: The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite"), Suzorite Mineral Products, Inc. ("SMP"), Zemex Industrial Minerals, Inc. and Zemex Mica Corporation. The group is collectively referred to as Zemex Industrial Minerals or "ZIM."

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

In February 1998, SMP entered into a joint venture with Industria Mineraria Fabi S.r.1. ("Fabi"), a leading producer of talc in Europe. Fabi paid $3.4 million to earn a 40% interest in the new joint venture company, Zemex Fabi-Benwood, LLC, and SMP contributed its facility in Benwood, West Virginia. This transaction provides SMP access to Fabi's talc processing technology and premium ore reserves.

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

In late 1996, Pyron completed construction of a facility designated for the production of manganese sulfide at its Greenback, Tennessee location. Pyron's new product, Manganese Sulfide Plus (MnS+ (TM) ), was developed in Pyron's laboratory and is used as an additive by the powder metallurgical industry to enhance tool life and aid in machinability. Customer demand for MnS+ (TM) has been strong and, as a result, the capacity of the facility was doubled in 1997 to satisfy orders. Manganese sulfide is a natural complement to Pyron's core ferrous and non-ferrous businesses as it further broadens Pyron's product line.

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

ENVIRONMENTAL CONSIDERATIONS

Laws and regulations currently in force which are or may affect the Corporation's domestic operations include the Federal Clean Air Act of 1970, the Federal Water Pollution Control Act (Clean Water Act), the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act, CERCLA (Superfund), state statutory counterparts to these federal environmental laws and regulations under these Acts, the environmental protection regulations of various governmental agencies (e.g. the Bureau of Land Management Surface Management Regulations, Forest Service Regulations, Department of Transportation Regulations), laws and regulations with respect to permitting of land use, various state and local laws and regulations concerned with zoning, mining techniques, reclamation of mined lands, air and water pollution and solid waste disposal. Of primary concern are Title V of the Clean Air Act of 1990 (governing the issuance of operating permits for release of air pollutants from Zemex facilities), Section 402 of the Clean Water Act (governing the issuance of permits for point-source discharges of pollutants and contaminants, as well as stormwater discharges, to waters of the U.S.), and Subtitles C and D of the Solid Waste Disposal Act (governing the issuance of permits for the proper handling, treatment, storage and disposal of solid and hazardous wastes). Currently, the Corporation is not aware of any materially adverse environmental problems or issues.

EMPLOYEES

The approximate number of employees in the Corporation as of December 31, 1997 is set forth below:

Industrial Minerals...................................................        282
Metal Products........................................................        285
Corporate.............................................................          7
                                                                              ---
Total.................................................................        574
                                                                              ---
                                                                              ---

Approximately 58 employees at the Corporation's metal powder operations in Niagara Falls, New York, are covered by a collective bargaining agreement. Negotiations are currently underway for a new agreement to replace the current three-year agreement, which expires April 15, 1998. At the ferrous metal powder facilities in Tennessee, approximately 42 employees are covered by a four-year agreement which expires February 28, 2002. Approximately 20 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 13, 1999. At Alumitech, approximately 28 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 1998 and one agreement expiring December 31, 1998. On March 26, 1998, the hourly employees at

TFC's plant in Spruce Pine, North Carolina voted in favor of union certification. Contract negotiations will commence shortly. The Corporation considers its labor relations to be good.

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

ITEM 2. PROPERTIES

The industrial minerals segment has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This segment owns approximately 391,500 square feet of office and plant floor space. As well, the 60% owned processing facility in Benwood, West Virginia has approximately twelve acres of land. In 1996, The Feldspar Corporation purchased 655 acres which contain, at minimum, 20 years additional ore reserves for its Spruce Pine, North Carolina facility. The mineral deposits at the mines currently operated by the industrial minerals segment are estimated by the Corporation to be at least 25 years, except in the case of the mica mine in Suzor Township where mineral deposits are estimated to be in excess of 100 years. All of the Corporation's mining properties are either owned or leased, with the leases expiring from 1999 to 2018.

The metal products group has operations in Niagara Falls, New York; St. Marys, Pennsylvania; Greenback and Maryville, Tennessee; Cleveland, Ohio; and Medina and Streetsboro, Ohio. At its facility in Niagara Falls, Pyron Corporation utilizes approximately 79,000 square feet of office and plant floor space which it leases from the Niagara County Industrial Development Agency. The lease was established as part of the Industrial Development Revenue Bond issued in November 1989 to finance the construction of an atomized steel powder plant. Lease payments are to be sufficient to pay the debt service on the Industrial Development Revenue Bond. The atomized plant utilizes approximately 16,000 square feet of floor space and is adjacent to the existing facility. The blending plant in St. Marys, Pennsylvania, which was built in 1995, has 32,000 square feet of plant, office and storage space and is situated on 3.4 acres of land. The Greenback facility is situated on 27.5 acres of land of which 6 acres is actively used in the operations. The Maryville facility is a leased facility which utilizes approximately 23,000 square feet of office and plant floor space. General office space comprises approximately 6,300 square feet; there is approximately 87,000 square feet of production, storage and shipping/receiving space. The aluminum dross processing plant in Cleveland, Ohio owns 6.1 acres and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation leases approximately 60% of a 36,000 square foot building, which it uses for its plant and office space. The Medina facility is leased and includes 19,000 square feet of plant and office space.

All facilities are maintained in good operating condition.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CAPITAL STOCK

Zemex Corporation's common shares are traded on the New York Stock Exchange under the symbol ZMX. The price range in which the shares have traded for the past two years is shown below:

COMMON SHARE PRICES

1997                                                                     Q1         Q2         Q3         Q4        YEAR
--------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
High................................................................  $    7.75  $    8.00  $    9.50  $   10.94  $   10.94
Low.................................................................       6.75       6.75       7.88       7.94       6.75
Close...............................................................       6.75       7.75       9.50       8.75       8.75


1996                                                                     Q1         Q2         Q3         Q4        YEAR
--------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
High................................................................  $   10.00  $    9.63  $    8.13  $    8.88  $   10.00
Low.................................................................       8.88       7.50       6.88       7.00       6.88
Close...............................................................       9.13       7.63       7.75       7.00       7.00

In the fourth quarter of each of 1997, 1996 and 1995, the Corporation declared a 2% stock dividend.

As of December 31, 1997, there were approximately 1,782 holders of record of the Corporation's common shares. This number includes shares held only in nominee name and, thus, does not reflect the number of holders of a beneficial interest in the shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                         1997            1996           1995           1994           1993
                                    --------------  --------------  -------------  -------------  -------------
SUMMARY OF OPERATIONS
Net Sales.........................  $   97,226,000  $   86,420,000  $  85,056,000  $  55,306,000  $  47,958,000
Reorganization Charges............        --             1,216,000       --             --            1,250,000
Operating Income..................       8,371,000       3,066,000      8,342,000      5,841,000      1,237,000
Other Income (Expenses)...........         (309000)     (1,403,000)      (443,000)      (262,000)     2,421,000
Net Income........................       5,793,000       2,612,000      8,418,000      6,250,000      1,852,000

FINANCIAL POSITION
Working Capital...................  $   18,975,000  $   18,688,000  $  19,709,000  $  26,046,000  $   9,288,000
Total Assets......................     118,774,000     109,376,000     96,681,000     70,864,000     48,414,000
Long Term Debt (non-current
  portion)........................      20,527,000      17,797,000      7,485,000      5,461,000      8,735,000

COMMON SHARES
Average Common Shares
  Outstanding.....................       8,097,642       8,102,916      8,170,927      5,643,485      4,787,801
Actual Common Shares Issued and
  Outstanding at Year End.........       8,463,491       8,269,099      8,355,722      7,168,153      4,535,283
Per Common Share
  Basic Earnings per Share........  $         0.72  $         0.32  $        1.03  $        1.11  $        0.39
  Diluted Earnings per Share......            0.70            0.31           0.99           1.03           0.35

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is a discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1997, 1996 and 1995, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc. and Suzorite Mineral Products, Inc.; and (ii) metal products, which includes Pyron Corporation, Pyron Metal Powders, Inc. and Alumitech, Inc.

The financial performance of the Corporation was significantly better in 1997 than in 1996. Net sales were up 12.5% but, more importantly, the gross margin improved from 23% in 1996 to 27% in 1997. This was partially as a result of the focus on operational efficiency and cost control.

In August 1997, the Corporation entered into an agreement with respect to Alumitech, Inc.'s fiber manufacturing operation located in Streetsboro, Ohio. Under the agreement, the fiber line was sold to a new corporation in which Alumitech, Inc. retained a nominal non-voting equity participation. Alumitech and the purchaser entered into a joint research and development agreement in conjunction with the purchase and sale agreement. The one-time gain, when netted against certain other non-recurring items, resulted in other income of $1.6 million.

During the first quarter of 1996, the Corporation recognized reorganization costs of $1.2 million in connection with the reorganization of its industrial minerals division and the recognition of a provision for anticipated costs. A write-down to market of inventory held in Brazil in the amount of $536,000 was recorded as a charge against cost of goods sold. The Brazilian enterprise was unsuccessful primarily due to rapidly deteriorating market prices which made market penetration extremely difficult.

The Corporation's strategy going forward is to enhance its position as a leading supplier of specialty materials through investments in its core businesses, the introduction of new products, strategic acquisitions, and investments in new technologies.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales

                                                                1997           1996          CHANGE        CHANGE
                                                            -------------  -------------  -------------  -----------
Industrial Minerals.......................................  $  43,396,000  $  40,469,000  $   2,927,000         7.2%
Metal Products............................................     53,830,000     45,951,000      7,879,000        17.1%
                                                            -------------  -------------  -------------
                                                            $  97,226,000  $  86,420,000  $  10,806,000        12.5%
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

The Corporation's net sales for 1997 were $97.2 million, an increase of $10.8 million, or 12.5%, from 1996. Sales in the industrial minerals segment and the metal products group increased $2.9 million and $7.9 million, respectively.

The industrial minerals segment recorded a 7.2% increase in sales from $40.5 million in 1996 to $43.4 million in 1997. The increase was primarily due to a $1.7 million increase from the feldspar group generated by a favorable product mix, resulting in slightly higher margins, and a $1.4 million increase due to an increased volume of talc sales. Talc sales are expected to increase in 1998 as market share continues to increase. Feldspar sales to the sanitaryware industry should increase; however, uncertainty exists in the tile industry due to the devaluation of the Malaysian currency.

Net sales of the metal products group increased 17.1%, or $7.9 million, from $46.0 million in 1996 to $53.8 million in 1997. Of the increase, approximately $1.3 million was due to an increase in the price of aluminum, $2.6 million was due to increased sales of ceramic fiber products, and $1.7 million was due to increased sales of ferrous metal powders. In 1998, modest sales growth in both metal powders and aluminum dross processing is anticipated.

COST OF GOODS SOLD

Cost of goods sold were $70.8 million in 1997 compared to $67.0 million in 1996. The corresponding gross margins were 27.2% for 1997 and 22.5% for 1996. The main increase came from the industrial minerals group where the gross margin increased from 25.8% to 34.2% as a result of production efficiencies, a favorable product mix and the 1996 write-down of inventory held in Brazil.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 15.9% from $10.5 million in 1996 to $12.2 million in 1997. As a percent of net sales, SG&A expense was 12.5% in 1997 as compared to 12.1% in 1996. The increase was due to increased staffing in the industrial minerals group, expenses associated with investigating potential acquisitions, and bonuses paid pursuant to the Corporation's management incentive program.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by $1.2 million, or 25.1%, from $4.7 million in 1996 to $5.9 million in 1997. This increase was driven by the capital expenditures made by the Corporation over the past several years. Prospectively, depreciation will continue to increase as current capital programs are placed into service.

OPERATING INCOME BEFORE REORGANIZATION CHARGES

Operating income before reorganization charges was $8.4 million in 1997 compared to $4.3 million in 1996. A $1.2 million dollar reorganization charge was recognized in the first quarter of 1996 in connection with the reorganization of the Corporation's industrial minerals division.

OPERATING INCOME

Operating income increased from $3.1 million for fiscal 1996 to $8.4 million in fiscal 1997, representing a 173.1% increase.

INTEREST EXPENSE

Net Interest expense for the year ended December 31, 1997 was $1.9 million, an increase of $1.0 million over 1996. During 1996, the interest expense relating to the expansion of the Spruce Pine facility was capitalized. During 1997, the project was completed and, accordingly, the related interest was expensed. Total indebtedness decreased from $26.6 million in 1996 to $25.5 million in 1997.

OTHER, NET

In 1997, the Corporation recognized other net income of $1.6 million. The largest component of this revenue was generated by a one-time gain on the sale of Alumitech, Inc.'s fiber line.

PROVISION FOR (RECOVERY OF) INCOME TAXES

The provision for income taxes for the fiscal year 1997 was $2.3 million as compared to a tax recovery of $0.9 million in 1996. The 1996 tax recovery reflected the recognition of the benefit of net operating losses available to the Corporation. In 1998 and beyond, the Corporation will use a tax rate of approximately 30% to calculate its income taxes, reflecting the permanent difference arising from the application of percent depletion to income derived from extractive industries.

NET INCOME AND EARNINGS PER SHARE

As a result of the factors discussed above, net income for the year ended December 31, 1997 was $5.8 million, an increase of $3.2 million from 1996.

                                                                        1997          1996
                                                                    ------------  ------------
Net Income........................................................    $5,793,000    $2,612,000
Earnings Per Share--Basic.........................................         $0.72         $0.32
Earnings Per Share--Diluted.......................................         $0.70         $0.31

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES

                                                                1996           1995          CHANGE        CHANGE
                                                            -------------  -------------  -------------  -----------
Industrial Minerals.......................................  $  40,469,000  $  37,089,000  $   3,380,000         9.1%
Metal Products............................................     45,951,000     47,967,000     (2,016,000)       (4.2%)
                                                            -------------  -------------  -------------
                                                            $  86,420,000  $  85,056,000  $   1,364,000         1.6%
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

The Corporation's net sales for 1996 were $86.4 million, an increase of $1.4 million, or 1.6%, from 1995. The major components of the increase were: the full year consolidation of Alumitech, Inc. and increased industrial minerals sales of $3.4 million, offset by decreased metal powder sales of $2.7 million.

The industrial minerals segment recorded a 9.1% increase in sales from $37.1 million in 1995 to $40.5 million in 1996. The increase was due to a $1.7 million increase from the feldspar group, a $1.2 million increase in the talc group's sales and a $0.5 million increase in sales of phlogopite mica. The increase in talc sales was largely due to the inclusion of a full year's sales from the Benwood facility, which was acquired in May 1995.

Net sales of the metal products group decreased 4.2%, or $2.0 million, from $48.0 million in 1995 to $46.0 million in 1996. Of this decrease, $2.1 million was primarily due to lower copper prices and slightly lower volume of copper sales affecting sales at Pyron Metal Products, Inc. as a well as a $1.3 million decline in atomized steel sales. These decreases were offset in part by increased sales of $0.7 million from Alumitech, Inc. Sponge iron sales increased by 2.3% while atomized steel sales decreased 21.2%.

COST OF GOODS SOLD

Cost of goods sold were $67.0 million in 1996 compared to $64.4 million in 1995. The corresponding gross margin was 22.5% for 1996 and 24.3% for 1995. The decline in gross margin was due to lower aluminum prices and a provision of $536,000 for the write-down of inventory in Brazil. The decline in aluminum prices realized in 1996 compared to 1995 resulted in margin erosion of 1.8%, offsetting a slight improvement achieved by the other groups. In addition, cost of goods sold was negatively affected by the write-down of parts and supplies that had been rendered obsolete as the result of the expansion of the sodium feldspar plant at Spruce Pine, North Carolina.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased 21.0% from $8.7 million in 1995 to $10.5 million in 1996. As a percent of sales, SG&A expense was 12.1% in 1996 as compared to 10.2% in 1995. The increase was the result of the full year consolidation of Alumitech, Inc. and the addition of sales and marketing staff for the industrial minerals segment.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by $1.0 million, or 27.2%, from $3.7 million in 1995 to $4.7 million in 1996. This increase results from the 19.4% net increase in property, plant and equipment during 1996 as a result of capital expenditures.

OPERATING INCOME BEFORE REORGANIZATION CHARGES

Operating income before reorganization charges was $4.3 million in 1996 compared to $8.3 million in 1995. A $1.2 million reorganization charge was recognized in the first quarter of 1996 in connection with the reorganization of the Corporation's industrial minerals division.

OPERATING INCOME

Operating income decreased to $3.1 million for fiscal 1996 from $8.3 million in fiscal 1995, representing a 63.2% decline. This decline was due to reasons discussed previously.

INTEREST EXPENSE, NET

Net interest expense for the year ended December 31, 1996 was $0.9 million, an increase of $0.4 million over 1995. This was attributable to an increase in total indebtedness from $13.1 million in 1995 to $26.6 million in 1996.

OTHER, NET

In 1996, the Corporation recognized other net expense of $0.5 million. The largest component of this expense was a $0.7 million provision relating to a property which the Corporation had sold and on which the purchaser had defaulted. The offset was a number of small income items which reduced the total expense.

RECOVERY OF INCOME TAXES

In 1996, the Corporation realized an income tax recovery of $0.9 million as compared to a recovery of $0.5 million in 1995. The recoveries reflect the recognition of the benefit of net operating losses available to the Corporation.

NET INCOME AND EARNINGS PER SHARE

As a result of the factors discussed above, net income for the year ended December 31, 1996 was $2.6 million, a decrease of $5.8 million from 1995.

                                                                        1996          1995
                                                                    ------------  ------------
Net Income........................................................    $2,612,000    $8,418,000
Earnings Per Share--Basic.........................................         $0.32         $1.03
Earnings Per Share--Diluted.......................................         $0.31         $0.99

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has historically funded its extraction and processing activities through cash flow from operations, bank debt and sales of capital stock and warrants. During the most recent three-year period ended December 31, 1997, the Corporation funded all capital expenditures, acquisitions and debt reduction from a combination of additional debt, and cash flow from operations. In addition, during 1995, outstanding warrants were exercised which resulted in net proceeds of $4.8 million. These funds were utilized to repay long term debt, fund acquisitions and purchase treasury stock.

CASH FLOW FROM OPERATIONS

The Corporation had $19.0 million of working capital at December 31, 1997, compared to $18.7 million at December 31, 1996. During 1997, the Corporation generated cash flow from operations of $13.5 million as compared to $6.0 million for 1996. The increase of $7.5 million is primarily due to higher operating income in the 1997 period and a one-time gain realized on the sale of Alumitech, Inc's. dormant fiber line. In 1997, non-cash working capital items generated $3.7 million of the cash otherwise generated from operations as compared to $0.5 million used in the corresponding period of 1996 as a result of a decrease in inventories and prepaid expenses and an increase in accounts payable, accrued liabilities and accrued income taxes.

FINANCING AGREEMENTS

In March 1997, the Corporation amended its credit facility to increase the total availability to $50,224,000. The credit facility is further subdivided into four facilities: (i) a $30,000,000 revolving credit facility; (ii) a $10,000,000 multiple advance term loan facility; (iii) a $5,224,000 standby letter of credit; and (iv) a $5,000,000 operating line. These facilities are secured by specific assets and a floating charge over the Corporation's assets. The facilities bear interest at rates varying from bank prime to bank prime plus 0.25% and from LIBOR plus 1.25% to LIBOR plus 2.25%, depending upon certain financial tests. As at December 31, 1997, there was $3,000,000 outstanding under the operating line, $8,056,000 outstanding under the multiple advance term loan facility, $10,000,000 outstanding under the revolving credit facility, and the standby letter of credit was issued to secure the Corporation's Industrial Development Revenue Bond. The operating line matures June 30, 1998 and is reviewed annually for purposes of renewal. The multiple advance term loan facility requires quarterly payments of $278,000 with the balance outstanding, if any, due January 1, 2000.

CAPITAL EXPENDITURES

The Corporation's primary capital activities in the past involved the acquisition and development of industrial mineral properties and facilities, and capital investments to expand its facilities, increase operating efficiencies, and meet environmental, health and safety standards at its existing operations. During 1997, capital expenditures were $16.6 million compared to $16.4 million and $15.5 million for the years ended December 31, 1996 and 1995, respectively. The capital expenditures were funded by cash flow from operations and bank indebtedness.

The Corporation is currently implementing and/or planning several major capital programs. These include retrofitting of the aluminum dross plant in Cleveland. In aggregate, 1998 capital expenditures are anticipated to be approximately $14.1 million. The Corporation plans on funding these expenditures from a combination of cash flow from operations and credit facilities.

Although the Corporation's capital budgets provide for certain reclamation and environmental compliance activities, management does not believe that the cost of the Corporation's environmental compliance will have a material adverse effect on the Corporation's results of operations or financial condition in 1998.

SUBSEQUENT EVENTS

In January 1998, the Corporation acquired a muscovite mica producer for approximately $2,200,000, which includes the assumption of debt. The acquisition was financed by drawing down on the Corporation's credit facility. In addition, in February 1998, the Corporation effected the sale of 40% of its talc facility located in Benwood, West Virginia to Industria Mineraria Fabi S.r.1. for $3,400,000.

SEASONALITY AND INFLATION

Although the Corporation's results from extraction and processing operations are cyclical due to fluctuations in industrial minerals and metal products demands, sales of the Corporation's products are generally not seasonal. Inflation in recent years has not adversely affected the Corporation's results of operations and is not expected to adversely affect the Corporation in the future unless it grows substantially and the markets for industrial minerals and metal products suffer from a negative impact on the economy in general.

YEAR 2000

The Corporation operates in basic industries that do not rely heavily on computerized systems. The major systems operated by the Corporation are those for financial reporting all of which are year 2000 compliant. It is the opinion of management that any year 2000 issues that may arise will not be significant and will not have a material adverse impact on the financial performance of the Corporation.

The Corporation has initiated a review of key suppliers to determine their exposure to problems arising from Year 2000. The review is being conducted by management personnel and additional resources are not required.

MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Prices and interest rates are such that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation's financial instruments is included in the financial instruments note to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors of Zemex Corporation

We have audited the accompanying consolidated balance sheets of Zemex Corporation and its Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Zemex Corporation and its Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States.

As discussed in Note 20 to the financial statements, these consolidated financial statements have been restated. Our report, dated February 6, 1998, on the previously issued consolidated financial statements for the three years ended December 31, 1997, has been withdrawn.

Deloitte & Touche LLP

Chartered Accountants

Toronto, Ontario

February 6, 1998 except for Note 18(ii) as to which the date is February 24, 1998 and except for Note 20 as to which the date is November 6, 1998

MANAGEMENT'S REPORT

The management of Zemex Corporation and its subsidiaries has the responsibility for preparing the consolidated financial statements presented in this Annual Report and for their accuracy and integrity. The statements have been prepared in conformity with generally accepted accounting principles in the United States, and include informed judgments and estimates as required. Other financial information in this Annual Report is consistent with the financial statements.

Zemex Corporation's system of internal controls is designed to provide reasonable assurance, at a justifiable cost, as to the reliability of financial records and reporting and the protection of assets. This system includes organizational arrangements with clearly defined lines of responsibility.

Deloitte & Touche LLP, independent auditors, have audited the consolidated financial statements of Zemex Corporation and their opinion is included on the preceding page.

Zemex Corporation has formal standards of corporate conduct and policies regarding high standards of ethics and financial integrity. These policies have been disseminated to appropriate employees and internal control procedures provide reasonable assurance that violations of these policies, if any, are detected.

Allen J. Palmiere                           Richard L. Lister
Vice President and Chief Financial Officer  President and Chief Executive Officer

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors is composed of three independent directors, Patrick H. O'Neill, Chairman, John M. Donovan, and Thomas B. Evans, Jr. The Committee held one meeting during 1997.

The Audit Committee oversees the financial reporting process of the Corporation on behalf of the Board of Directors. In fulfilling its responsibility, the Committee recommended to the Board of Directors, subject to shareholder approval, the selection of the Corporation's independent auditors. The Audit Committee met with management and representatives of the auditors, Deloitte & Touche LLP, to review accounting, auditing and financial reporting matters. The Committee met with Deloitte & Touche LLP representatives without management present.

Patrick H. O'Neill

Chairman, Audit Committee

CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEARS ENDED DECEMBER 31
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net Sales...........................................................  $  97,226,000  $  86,420,000  $  85,056,000
                                                                      -------------  -------------  -------------
Costs and Expenses
  Cost of goods sold (Note 10)......................................     70,826,000     66,952,000     64,356,000
  Selling, general and administrative...............................     12,158,000     10,492,000      8,669,000
  Depreciation, depletion and amortization..........................      5,871,000      4,694,000      3,689,000
                                                                      -------------  -------------  -------------
                                                                         88,855,000     82,138,000     76,714,000
                                                                      -------------  -------------  -------------
Operating Income Before Reorganization Charges......................      8,371,000      4,282,000      8,342,000
Reorganization Charges (Note 10)....................................       --            1,216,000       --
                                                                      -------------  -------------  -------------
Operating Income....................................................      8,371,000      3,066,000      8,342,000
                                                                      -------------  -------------  -------------
Other Income (Expenses)
  Interest expense, net (Note 8)....................................     (1,944,000)      (948,000)      (523,000)
  Other, net (Notes 2 and 10).......................................      1,635,000       (455,000)        80,000
                                                                      -------------  -------------  -------------
                                                                           (309,000)    (1,403,000)      (443,000)
                                                                      -------------  -------------  -------------
Income Before Income Taxes..........................................      8,062,000      1,663,000      7,899,000
  Provision for (recovery of) income taxes (Note 6).................      2,269,000       (949,000)      (519,000)
                                                                      -------------  -------------  -------------
Net Income..........................................................  $   5,793,000  $   2,612,000  $   8,418,000
                                                                      -------------  -------------  -------------
Net Income Per Share--Basic.........................................  $        0.72  $        0.32  $        1.03
Net Income Per Share--Diluted.......................................  $        0.70  $        0.31  $        0.99
Average Common Shares Outstanding...................................      8,097,642      8,102,916      8,170,927

See Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
ASSETS
Current Assets
Cash and cash equivalents........................................................  $    2,189,000  $    2,279,000
Accounts receivable (less allowance for doubtful accounts of
  $328,000 at December 31, 1997 and $452,000 at December 31, 1996)
  (Notes 2 and 15)...............................................................      16,287,000      15,003,000
Inventories (Note 3).............................................................      17,595,000      18,171,000
Prepaid expenses.................................................................         786,000       1,388,000
Deferred income taxes (Note 6)...................................................       1,328,000       1,013,000
                                                                                   --------------  --------------
                                                                                       38,185,000      37,854,000
Property, Plant and Equipment
  (Notes 4 and 8)................................................................      70,812,000      62,084,000
Other Assets (Note 5)............................................................       9,777,000       9,438,000
                                                                                   --------------  --------------
                                                                                   $  118,774,000  $  109,376,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Bank indebtedness (Note 8).......................................................  $    3,000,000  $    6,590,000
Accounts payable.................................................................       9,805,000       7,091,000
Accrued liabilities..............................................................       3,151,000       2,983,000
Accrued income taxes.............................................................       1,235,000         301,000
Current portion of long term debt (Note 8).......................................       2,019,000       2,201,000
                                                                                   --------------  --------------
                                                                                       19,210,000      19,166,000
Long Term Debt (Note 8)..........................................................      20,527,000      17,797,000
Other Non-Current Liabilities....................................................       1,014,000         599,000
Deferred Income Taxes (Note 6)...................................................       1,488,000         817,000
                                                                                   --------------  --------------
                                                                                       42,239,000      38,379,000
                                                                                   --------------  --------------
Shareholders' Equity
Common stock (Note 9)............................................................       9,204,000       8,950,000
Paid-in capital..................................................................      53,298,000      51,304,000
Retained earnings................................................................      24,235,000      20,040,000
Note receivable from shareholder (Note 9)........................................      (1,749,000)     (1,749,000)
Cumulative translation adjustment................................................      (1,588,000)     (1,175,000)
Treasury stock at cost (Note 9)..................................................      (6,865,000)     (6,373,000)
                                                                                   --------------  --------------
                                                                                       76,535,000      70,997,000
                                                                                   --------------  --------------
                                                                                   $  118,774,000  $  109,376,000
                                                                                   --------------  --------------

               See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                              CUMULATIVE
                                                    COMMON       PAID-IN       RETAINED    NOTE RECEIVABLE   TRANSLATION
                                                     STOCK       CAPITAL       EARNINGS    FROM SHAREHOLDER   ADJUSTMENT
                                                  -----------  ------------  ------------  ----------------  ------------
Balance at December 31, 1994....................  $ 7,221,000  $ 38,703,000  $ 11,668,000    $ (1,749,000)   $ (1,326,000)
Stock issued under employee stock purchase plan
  (a)...........................................       49,000       422,000       --              --              --
Stock dividend (a)..............................      167,000     1,233,000    (1,403,000)        --              --
Stock options and warrants exercised (a)........      626,000     4,423,000       --              --              --
Stock issued in connection with Alumitech
  purchase (b)..................................      632,000     5,133,000       --              --              --
Warrants repurchased (a)........................      --           (222,000)      --              --              --
Stock purchased for
  treasury (a)..................................      --            --            --              --              --
Net income for the year.........................      --            --          8,418,000         --              --
Translation adjustment..........................      --            --            --              --              108,000
                                                  -----------  ------------  ------------  ----------------  ------------
Balance at December 31, 1995....................    8,695,000    49,692,000    18,683,000      (1,749,000)     (1,218,000)
                                                  -----------  ------------  ------------  ----------------  ------------
Stock issued under employee stock purchase plan
  (a)...........................................       73,000       535,000       --              --              --
Stock dividend (a)..............................      161,000     1,089,000    (1,255,000)        --              --
Stock options exercised (a).....................       21,000        84,000       --              --              --
Stock purchased for
  treasury (a)..................................      --            --            --              --              --
Stock options repurchased.......................      --            (96,000)      --              --              --
Net income for the year.........................      --            --          2,612,000         --              --
Translation adjustment..........................      --            --            --              --               43,000
                                                  -----------  ------------  ------------  ----------------  ------------
Balance at December 31, 1996....................    8,950,000    51,304,000    20,040,000      (1,749,000)     (1,175,000)
Stock issued under employee stock purchase plan
  (a)...........................................       75,000       528,000       --              --              --
Stock dividend (a)..............................      165,000     1,428,000    (1,598,000)        --              --
Stock options exercised (a).....................       14,000       205,000       --              --              --
Stock purchased for
  treasury (a)..................................      --            --            --              --              --
Stock options repurchased.......................      --           (167,000)      --              --              --
Net income for the year.........................      --            --          5,793,000         --              --
Translation adjustment..........................      --            --            --              --             (413,000)
                                                  -----------  ------------  ------------  ----------------  ------------
Balance at December 31, 1997....................  $ 9,204,000  $ 53,298,000  $ 24,235,000    $ (1,749,000)   $ (1,588,000)
                                                  -----------  ------------  ------------  ----------------  ------------


                                                    TREASURY
                                                     STOCK         TOTAL
                                                  ------------  ------------
Balance at December 31, 1994....................  $   (465,000) $ 54,052,000
Stock issued under employee stock purchase plan
  (a)...........................................       --            471,000
Stock dividend (a)..............................       --             (3,000)
Stock options and warrants exercised (a)........       --          5,049,000
Stock issued in connection with Alumitech
  purchase (b)..................................       834,000     6,599,000
Warrants repurchased (a)........................       --           (222,000)
Stock purchased for
  treasury (a)..................................    (3,572,000)   (3,572,000)
Net income for the year.........................       --          8,418,000
Translation adjustment..........................       --            108,000
                                                  ------------  ------------
Balance at December 31, 1995....................    (3,203,000)   70,900,000
                                                  ------------  ------------
Stock issued under employee stock purchase plan
  (a)...........................................       --            608,000
Stock dividend (a)..............................       --             (5,000)
Stock options exercised (a).....................       --            105,000
Stock purchased for
  treasury (a)..................................    (3,170,000)   (3,170,000)
Stock options repurchased.......................       --            (96,000)
Net income for the year.........................       --          2,612,000
Translation adjustment..........................       --             43,000
                                                  ------------  ------------
Balance at December 31, 1996....................    (6,373,000)   70,997,000
Stock issued under employee stock purchase plan
  (a)...........................................       --            603,000
Stock dividend (a)..............................       --             (5,000)
Stock options exercised (a).....................       --            219,000
Stock purchased for
  treasury (a)..................................      (492,000)     (492,000)
Stock options repurchased.......................       --           (167,000)
Net income for the year.........................       --          5,793,000
Translation adjustment..........................       --           (413,000)
                                                  ------------  ------------
Balance at December 31, 1997....................  $ (6,865,000) $ 76,535,000
                                                  ------------  ------------

See Notes to the Consolidated Financial Statements

(a) See Note 9

(b) See Note 2

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31
                                                                   ----------------------------------------------
                                                                        1997            1996            1995
                                                                   --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................................  $    5,793,000  $    2,612,000  $    8,418,000
  Adjustments to reconcile net income from operations to net cash flows from operating activities
    Depreciation, depletion and amortization.....................       5,871,000       4,694,000       3,689,000
    Amortization of deferred financing costs.....................         147,000         101,000          65,000
    Loss on assets held for resale...............................        --              --                61,000
    Decrease in deferred income taxes............................         356,000      (1,761,000)       (122,000)
    Share of net income of investee..............................        --              --               (87,000)
    (Gain) loss on sale of property, plant and equipment.........      (1,831,000)        255,000          22,000
    (Increase) decrease in other assets..........................        (957,000)        670,000        (227,000)
    Increase (decrease) in non-current liabilities...............         415,000          (6,000)         56,000
    Changes in non-cash working capital items (a)................       3,709,000        (533,000)     (4,660,000)
                                                                   --------------  --------------  --------------
      Net cash provided by operating activities..................      13,503,000       6,032,000       7,215,000
                                                                   --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment.....................     (16,584,000)    (16,426,000)    (15,451,000)
  Assets acquired in connection with acquisitions (b)............        --              --            (3,658,000)
  Proceeds from sale of assets...................................       3,939,000          86,000        --
                                                                   --------------  --------------  --------------
      Net cash used in investing activities......................     (12,645,000)    (16,340,000)    (19,109,000)
                                                                   --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds net, on bank indebtedness..................      (3,590,000)      3,370,000       3,040,000
  Proceeds from long term debt...................................       5,717,000      12,882,000       6,219,000
  Repayment of long term debt....................................      (3,169,000)     (2,747,000)     (5,343,000)
  Deferred financing costs.......................................        --              --              (467,000)
  Cash paid in lieu of fractional shares.........................          (5,000)         (5,000)         (3,000)
  Issuance of common stock (c)...................................         679,000         713,000       5,520,000
  Purchase of common stock, options and warrants for treasury
    (c)..........................................................        (516,000)     (3,266,000)     (3,794,000)
                                                                   --------------  --------------  --------------
      Net cash (used in) provided by financing activities........        (884,000)     10,947,000       5,172,000
                                                                   --------------  --------------  --------------
Effect Of Exchange Rate Changes On Cash..........................         (64,000)        (13,000)         32,000
                                                                   --------------  --------------  --------------
Net (Decrease) Increase In Cash..................................         (90,000)        626,000      (6,690,000)
Cash and Cash Equivalents at Beginning Of Year...................       2,279,000       1,653,000       8,343,000
                                                                   --------------  --------------  --------------
Cash and Cash Equivalents at End of Year.........................  $    2,189,000  $    2,279,000  $    1,653,000
                                                                   --------------  --------------  --------------
Supplemental Disclosure of Cash Flow Information
  Income taxes paid..............................................  $      821,000  $      393,000  $      303,000
  Interest paid..................................................       2,412,000         937,000         656,000
                                                                   --------------  --------------  --------------
Supplemental Disclosure of Non-Cash Activities
  Stock issued in connection with acquisition (b)................  $     --        $     --        $    6,599,000
  Notes received in connection with sale of assets held for
    resale (b) (d)...............................................       2,274,000        --               423,000

See Notes to the Consolidated Financial Statements

(a) See Note 14

(b) See Note 2

(c) See Note 9

(d) See Note 10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Corporation's significant accounting policies are as follows:

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). All material intercompany transactions have been eliminated. As discussed in Note 2, Alumitech, Inc. ("Alumitech") was acquired in two separate transactions and, accordingly, was accounted for on an equity basis until it became a wholly-owned subsidiary in February 1995.

b. INVENTORIES

Inventories are stated at the lower of cost or market and are computed using the average cost method. It is not practical to segregate finished products from ore and concentrates. Supplies are stated at cost using the first-in, first-out or average cost method.

c. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. When assets are sold or otherwise retired, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is included in results of operations. Provisions for depreciation are based upon estimated useful lives, using principally the straight-line method. Depletion of mining properties and depreciation of other mining assets are computed using the unit-of-production method, except in the case of the Corporation's mica operation where the estimated reserves exceed the expected production during the term of the mining lease. The mica mining lease rights and deferred costs, including all preproduction and set-up costs, are amortized using the straight-line method over the term of the mining lease.

d. POSTRETIREMENT BENEFITS

PENSION PLANS

Generally, the funding policy of the Corporation is to contribute annually at a rate that is intended to provide for the cost of benefits earned during the year and which will amortize prior service costs over periods of 10 to 30 years, subject to Internal Revenue Service limits for deductible contributions.

HEALTHCARE AND OTHER POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation accounts for healthcare and other postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement requires the accrual of all postretirement benefits other than pensions during the years in which employees render the necessary services to be entitled to receive such benefits. The

1997, 1996 and 1995 amounts include the current year expense and the transition liability which is being amortized over twenty years as allowed by SFAS No. 106 (Note 7).

e. FOREIGN CURRENCY TRANSLATION

The functional currency for the Corporation's foreign operations is the local currency. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is accumulated as part of the cumulative translation adjustment component of shareholders' equity. Results of operations and cash flows are translated using the average exchange rates during the year. Gains and losses from foreign currency transactions are included in net income for the year.

f. REVENUE RECOGNITION

Revenue is recognized when goods are shipped to customers. Consignment sales are recognized when a customer draws the goods from inventory.

g. RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses were $961,000, $622,000 and $320,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

h. PROVISION FOR FUTURE RECLAMATION COSTS

Costs for future reclamation have been provided for based upon estimated future reclamation costs allocated over the expected productive lives of the Corporation's quarries and mines.

i. INCOME TAXES

The Corporation accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Statement requires income taxes to be recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

j. EARNINGS PER SHARE

The Corporation calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", and has given affect to this standard on a retroactive basis. Under this standard, earnings per share is calculated based upon the weighted average number of common shares outstanding. For the purpose of calculating earnings per share, stock dividends are considered to be issued at the beginning of all periods presented.

k. DEFERRED FINANCING COSTS

Costs associated with the issuance of long term debt are deferred, and are being amortized over the term of the debt on a straight-line basis. The unamortized balance is included in other assets.

l. OTHER ASSETS

Other assets includes assets held for sale which are stated at the lower of cost or estimated net realizable value. In determining the estimated net realizable value, the Corporation deducts from the estimated selling price the projected costs to bring the assets into a saleable condition, to dispose of the assets and to hold the property to an expected date of sale. Other assets also includes patents which are stated at cost and are being amortized over their remaining life of 13 years on a straight-line basis. Intangible assets are evaluated periodically and, if conditions warrant, an impairment valuation is provided.

m. CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less, when purchased, are considered as cash equivalents.

n. STOCK-BASED COMPENSATION COSTS

Stock-based compensation costs for pro forma presentation purposes (Note 9) are based on the fair value of each option at the grant date. The option value is calculated using the Black-Scholes option-pricing model.

2. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

ACQUISITION OF ALUMITECH, INC.

In June 1994, the Corporation acquired its initial 39.5% investment in Alumitech by investing $2,000,000 to acquire treasury stock. In 1995, the Corporation increased its interest to 100% by issuing 722,352 shares of common stock with an ascribed value of $6,599,000. The shares were issued as to 266,106 to Dundee Bancorp International Inc. ("Dundee Bancorp"), the Corporation's largest shareholder, and as to 266,106 to Clarion Capital Corporation, a company controlled by a director of the Corporation. The balance of the 722,352 shares went to various other parties. Alumitech, an aluminum dross processor, has developed proprietary technology that enables it to have the ability to convert 100% of its dross feed into marketable products.

The acquisition of Alumitech has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The net purchase price was allocated as follows:

Working capital.........................  $   73,000

Property, plant and equipment...........   5,527,000

Patents.................................   7,363,000

Other assets............................     225,000

Other liabilities.......................  (2,192,000)

Deferred income taxes...................  (2,025,000)
                                          ----------

                                          $8,971,000
                                          ----------

CONSIDERATION

Carrying value of investment at date of
  acquisition of remaining interest.....  $2,372,000

Capital stock...........................   6,599,000
                                          ----------

                                          $8,971,000
                                          ----------
                                          ----------

The operating results of Alumitech have been included in the consolidated statements of income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1994, rather than at February 15, 1995, consolidated net sales would have been $64,500,000 for fiscal 1994, and $86,900,000 for fiscal 1995. Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for fiscal 1994 and 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1994.

ACQUISITION OF THE ASSETS OF BENWOOD LIMESTONE COMPANY, INC.

On May 15, 1995, the Corporation acquired the assets of Benwood Limestone Company, Inc. ("Benwood"), through its wholly-owned subsidiary, Suzorite Mineral Products, Inc. ("SMP"), for $3,658,000. The acquisition of Benwood augmented the Corporation's talc and mineral processing capability.

DISPOSITIONS

ASSET SALE

During the third quarter of 1997, the Corporation sold certain assets previously utilized to manufacture refractory ceramic fiber. These assets were vended into an entity in which the Corporation retained a nominal non-voting interest. The sale resulted in a pre-tax gain of $1,768,000, which has been included in other income (expense). Total proceeds were $4,324,000, which included $2,050,000 in cash and $2,274,000 in notes receivable included in accounts receivable.

3. INVENTORIES

                                                                     1997           1996
                                                                 -------------  -------------
ORE, CONCENTRATES AND FINISHED PRODUCTS
  Industrial minerals..........................................  $   8,312,000  $   8,565,000
  Metal products...............................................      4,110,000      5,035,000
                                                                 -------------  -------------
                                                                    12,422,000     13,600,000
                                                                 -------------  -------------

MATERIALS AND SUPPLIES
  Industrial minerals..........................................      3,955,000      3,683,000
  Metal products...............................................      1,218,000        888,000
                                                                 -------------  -------------
                                                                     5,173,000      4,571,000
                                                                 -------------  -------------
                                                                 $  17,595,000  $  18,171,000
                                                                 -------------  -------------
                                                                 -------------  -------------

4. PROPERTY, PLANT AND EQUIPMENT

                                                                     1997           1996
                                                                 -------------  -------------
Land...........................................................  $   5,344,000  $   5,246,000
Mining properties and deferred costs...........................      8,125,000      6,605,000
Buildings......................................................     18,092,000     16,728,000
Machinery and equipment........................................     64,952,000     50,937,000
Construction in progress.......................................      8,308,000     15,065,000
                                                                 -------------  -------------
Total property, plant and equipment, at cost...................    104,821,000     94,581,000
Less: Accumulated depreciation, depletion and amortization.....     34,009,000     32,497,000
                                                                 -------------  -------------
Net property, plant and equipment..............................  $  70,812,000  $  62,084,000
                                                                 -------------  -------------

The effective lives of the Corporation's buildings and machinery and equipment are estimated to be 30-40 years and 3-15 years, respectively. As of December 31, 1997, the Corporation estimates that approximately $3,973,000 will be expended to complete its construction in progress.

5. OTHER ASSETS

                                                                                            1997          1996
                                                                                        ------------  ------------
Prepaid pension cost (Note 7).........................................................  $  1,378,000  $  1,488,000
Assets held for resale (Note 10)......................................................       300,000       300,000
Deferred financing costs..............................................................       646,000       659,000
Long term note receivable.............................................................       549,000       --
Other.................................................................................       547,000       318,000
Patents, net..........................................................................     6,357,000     6,673,000
                                                                                        ------------  ------------
                                                                                        $  9,777,000  $  9,438,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

6. INCOME TAXES

The provision for income taxes consists of the following components:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Income from operations before provision for income taxes
  Domestic..............................................................  $  7,476,000  $  1,492,000  $  7,708,000
Foreign.................................................................       586,000       171,000       191,000
                                                                          ------------  ------------  ------------
Total pre-tax income....................................................  $  8,062,000  $  1,663,000  $  7,899,000
                                                                          ------------  ------------  ------------
Current tax provision
  Federal...............................................................  $  1,277,000  $    478,000  $  1,849,000
  State and local.......................................................       211,000       123,000       293,000
  Foreign...............................................................       350,000        76,000        37,000
                                                                          ------------  ------------  ------------
Total...................................................................     1,838,000       677,000     2,179,000
                                                                          ------------  ------------  ------------
Deferred tax provision
  Federal...............................................................       279,000    (1,369,000)      283,000
  State and local.......................................................       152,000      (257,000)       55,000
  Foreign...............................................................       --            --             40,000
                                                                          ------------  ------------  ------------
Total...................................................................       431,000    (1,626,000)      378,000
                                                                          ------------  ------------  ------------
Benefit of operating loss and tax credit carryforwards..................       --            --         (3,076,000)
                                                                          ------------  ------------  ------------
Provision for (recovery of) income taxes................................  $  2,269,000  $   (949,000) $   (519,000)
                                                                          ------------  ------------  ------------

The following tabulation reconciles the U.S. federal statutory income tax rate to the federal, state and foreign overall effective income tax rate.

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                               %             %             %
Statutory federal rate..................................................          34.0          34.0          34.0
State income tax (net of federal benefit)...............................           3.0          (0.9)          1.4
Non-recognition from foreign loss.......................................           1.3       --            --
Difference in foreign tax rates.........................................           0.5       --            --
Benefit of operating loss carryforwards (net of foreign income taxes)...       --              (43.8)        (38.1)
Percentage depletion....................................................         (11.4)        (47.9)         (4.9)
Other...................................................................           0.7           1.5           1.0
                                                                          ------------  ------------  ------------
Effective income tax rate...............................................          28.1         (57.1)         (6.6)
                                                                          ------------  ------------  ------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997 and December 31, 1996, the Corporation had unused tax benefits of $6,661,000 and $6,172,000, respectively, related to U.S. federal and state net operating loss and tax credit carryforwards. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows (dollars in thousands):

                                                                   1997                             1996
                                                      -------------------------------  -------------------------------
                                                        U.S.      FOREIGN     TOTAL      U.S.      FOREIGN     TOTAL
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Deferred tax assets
Net operating loss and tax credit carryforwards.....  $   6,661  $  --      $   6,661  $   6,172  $  --      $   6,172
  Accrued expenses and reserves.....................        958     --            958        763     --            763
  Bad debt allowances...............................        110     --            110        139     --            139
  Inventories.......................................        280     --            280        526     --            526
  Other.............................................        167     --            167         63     --             63
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Gross deferred tax assets...........................      8,176     --          8,176      7,663     --          7,663
Valuation allowance.................................       (523)    --           (523)    --         --         --
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Net deferred tax assets.............................      7,653     --          7,653      7,663     --          7,663
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Deferred tax liabilities
  Property, plant and equipment.....................      3,206      2,012      5,218      2,656      2,075      4,731
  Patent............................................      1,658     --          1,658      1,791     --          1,791
  Pension contributions.............................        580     --            580        521     --            521
  Other.............................................        357     --            357        424     --            424
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Total...............................................      5,801      2,012      7,813      5,392      2,075      7,467
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Net deferred tax (assets) liabilities...............  $  (1,852) $   2,012  $     160  $  (2,271) $   2,075  $    (196)
                                                      ---------  ---------  ---------  ---------  ---------  ---------

At December 31, 1997, the Corporation had approximately $12,462,000 of federal net operating loss carryforwards available to reduce future taxable income, which will expire between 2002 and 2011. Additionally, the Corporation has unused general business tax credits, which expire between 1998 and 2011, and alternative minimum tax credits. The Corporation also has state net operating losses and investment credit carryforwards; however, a valuation allowance of $523,000 has been recognized to offset the related deferred tax asset due to the uncertainty of realizing the full benefit of the tax attribute carryforward.

7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS

The Corporation has several pension plans covering substantially all domestic employees. The plans covering salaried employees provide pension benefits that are based on the compensation of the employee. In all plans, the plan assets exceed the benefit obligations and hence the plans are overfunded.

Net periodic pension cost (income) included the following components:

                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
Current service costs....................................................  $   466,000  $   528,000  $   369,000
Interest cost on projected benefit obligations...........................      978,000    1,028,000      940,000
Actual return on assets..................................................   (1,383,000)    (389,000)  (2,587,000)
Net amortization and deferral............................................       49,000   (1,023,000)   1,164,000
                                                                           -----------  -----------  -----------
Net pension expense (income).............................................  $   110,000  $   144,000  $  (114,000)
                                                                           -----------  -----------  -----------

Net amortization and deferral consists of amortization of net assets at transition and deferral of subsequent net gains and losses. The assumptions used to determine projected benefit obligations were (i) a discount rate of 7% in 1997, 1996 and 1995; (ii) an expected long term rate of return on assets of 8.75% in 1997, 1996 and 1995; and
(iii) an increase in the level of compensation of 4% in 1997, and 6% in each of 1996 and 1995.

The status of the plans and the amounts recognized in the consolidated balance sheets of the Corporation for its pension plans as of December 31, 1997 and 1996 are tabulated below:

                                                                                         1997            1996
                                                                                    --------------  --------------
Actuarial present value of benefit obligations
  Vested benefit obligation.......................................................  $   11,191,000  $   11,687,000
                                                                                    --------------  --------------
  Accumulated benefit obligation..................................................  $   11,350,000  $   11,896,000
                                                                                    --------------  --------------
Projected benefit obligation......................................................  $  (15,126,000) $  (15,925,000)
Plan assets at fair value.........................................................      17,147,000      16,432,000
                                                                                    --------------  --------------
Plan assets in excess of projected benefit obligation.............................       2,021,000         507,000
Unrecognized net loss.............................................................        (662,000)      1,071,000
Prior service cost not yet recognized in net periodic pension cost................         196,000         239,000
Unrecognized net assets at year end...............................................        (177,000)       (329,000)
                                                                                    --------------  --------------
Prepaid pension cost included in consolidated balance sheets......................  $    1,378,000  $    1,488,000
                                                                                    --------------  --------------

OTHER POSTRETIREMENT BENEFITS

The Corporation provides healthcare and life insurance benefits for certain retired employees, which are accrued as earned (Note 1). The cost of such benefits was $66,000 in 1997, $85,000 in 1996 and $95,000 in 1995. The
unrecognized obligation for postretirement benefits is not material.

8. LONG TERM DEBT

                                                                                         1997           1996
                                                                                     -------------  -------------
Credit facility (a)................................................................  $  18,056,000  $  14,167,000
Other term loans (b)...............................................................       --              813,000
Industrial Development Revenue Bonds (c)...........................................      3,570,000      4,080,000
Promissory notes...................................................................         70,000        113,000
Capital leases (d).................................................................        654,000        488,000
Other..............................................................................        196,000        337,000
                                                                                     -------------  -------------
Total debt.........................................................................     22,546,000     19,998,000
Less: Current portion..............................................................      2,019,000      2,201,000
                                                                                     -------------  -------------
Long term debt.....................................................................  $  20,527,000  $  17,797,000
                                                                                     -------------  -------------

------------------------

(a) During 1995, the Corporation entered into a $30,224,000 credit facility with a syndicate of two banks. During 1997, the credit facility was amended to increase the total availability to $50,224,000. The amended credit facility is further subdivided into four facilities: (i) a $30,000,000 revolving credit facility; (ii) a $10,000,000 multiple advance term loan facility;
    (iii) a $5,224,000 standby letter of credit; and (iv) a $5,000,000 operating line. These facilities are secured by specific assets and a floating charge over the Corporation's assets. The facilities bear interest at rates varying from bank prime to bank prime plus 0.25% and from LIBOR plus 1.25% to LIBOR plus 2.25%, depending upon certain financial tests. As at December 31, 1997 and December 31, 1996, there was $3,000,000 and $5,000,000, respectively, outstanding under the operating line and $8,056,000 and $9,167,000, respectively, outstanding under the multiple advance term loan facility. Advances under the revolving credit facility as at December 31, 1997 and 1996 were $10,000,000 and $5,000,000, respectively, and the standby letter of credit was issued to secure Pyron Corporation's ("Pyron") Industrial Development Revenue Bonds (see (c) below). The operating line matures June 30, 1998 and is reviewed annually for renewal. The revolving credit facility matures and is due and payable January 1, 2000. The multiple advance term loan facility requires quarterly payments of $278,000 which commenced April 1, 1996 with the balance outstanding, if any, due January 1, 2000.

(b) The other term loans incurred interest at the prime rate of the lending institution plus 1.25% to 1.5% and were repaid in full during 1997.

(c) Pyron entered into a lease agreement on November 29, 1989 with the Niagara County Industrial Development Agency (the "Agency") to partially finance the construction of a manufacturing facility, acquire and install equipment and machinery, and renovate the existing Pyron facility for the purpose of manufacturing atomized steel powders. The agreement authorized the Agency to issue and sell Industrial Development Revenue Bonds in the aggregate principal amount of $7,650,000 to provide the funds for the project.

    While the bonds are not the obligation of Pyron, the agreement requires Pyron to make quarterly rental payments equal to the debt service under the sinking fund requirements and interest on the outstanding principal to the Agency. The amount outstanding at December 31, 1997 and 1996 was $3,570,000 and $4,080,000, respectively. Pyron's annual obligation under the agreement is $510,000 until paid.

    The bonds bear interest at a variable rate not to exceed 15% per annum. The rate at December 31, 1997 was 4.15% and at December 31, 1996 was 4.15%. Pyron has the option to convert the bonds to a fixed interest rate at any time during the term. Under the lease agreement, Pyron may purchase the facility at any time during the term, which expires November 1, 2004, by paying the outstanding principal amount of the bonds plus $1.

    The bonds are collateralized by a mortgage on the land, the new facility and the existing facility, which have an aggregate net book value of approximately $9,602,000 at December 31, 1997.

    A bank has provided Pyron with a letter of credit which is available to support Pyron's obligations under the lease agreement. If the bondholders tender their bonds for repayment, the letter of credit will be utilized to pay the bondholders. The letter of credit is collateralized under the credit facility in (a) above. The letter of credit expires on October 1, 1999.

(d) The Corporation has long term capital lease agreements at various rates and for various terms with maturities ranging from 1998 to 2002 for equipment used in its operations. The carrying value of the leased equipment as of December 31, 1997 was $623,000. The current obligation under the long term lease agreement is $280,000.

Principal repayments on long term debt are as follows:

1998...........................................................................  $   2,019,000
1999...........................................................................      1,850,000
2000...........................................................................     16,515,000
2001...........................................................................        618,000
2002...........................................................................        524,000
Thereafter.....................................................................      1,020,000
                                                                                 -------------
                                                                                 $  22,546,000
                                                                                 -------------

INTEREST

Interest earned and expensed in each of the past three years is summarized below:

                                                                             1997           1996          1995
                                                                         -------------  -------------  -----------
Interest income........................................................  $     150,000  $      93,000  $   268,000
Interest expense.......................................................     (2,094,000)    (1,041,000)    (791,000)
                                                                         -------------  -------------  -----------
Net interest expense...................................................  $  (1,944,000) $    (948,000) $  (523,000)
                                                                         -------------  -------------  -----------

9. COMMON SHARES, STOCK OPTIONS AND WARRANTS

SHARES OUTSTANDING

During 1995, the Corporation increased its authorized common stock from 10,000,000 to 25,000,000, par value one dollar per share, of which 20,000,000 will be denominated common shares and 5,000,000 will be denominated preferred shares. There were 8,463,491 common shares issued and outstanding as of December 31, 1997 and 8,269,099 common shares as of December 31, 1996.

During 1997, 1996 and 1995, 90,000, 80,000 and 49,000 common shares, respectively, were purchased pursuant to the Corporation's employee stock purchase plan for an aggregate cost of $729,000, $672,000 and $471,000, respectively.

As part of a share repurchase program in 1997, the Corporation purchased 60,000 common shares on the open market for an aggregate cost of $492,000, 344,000 common shares in 1996 for an aggregate cost of $3,170,000, and 376,000 common shares in 1995 for an aggregate cost of $3,572,000.

In 1995, the Corporation completed its purchase of 100% of Alumitech by issuing 722,352 common shares with an ascribed value of $6,599,000.

DIVIDENDS

On November 21, 1997, the Corporation declared a 2% stock dividend to shareholders of record on December 1, 1997, which was paid December 15, 1997. Retained earnings were charged $1,598,000 as a result of the issuance of 165,537 common shares of the Corporation, and cash payments of $5,000 in lieu of fractional shares.

On October 18, 1996, the Corporation declared a 2% stock dividend to shareholders of record on November 4, 1996, which was paid November 18, 1996. Retained earnings were charged $1,255,000 as a result of the issuance of 161,398 common shares of the Corporation, and cash payments of $5,000 in lieu of fractional shares.

On November 10, 1995, the Corporation declared a 2% stock dividend to shareholders of record on November 24, 1995, which was paid December 8, 1995. Retained earnings were charged $1,403,000 as the result of the issuance of 167,149 common shares of the Corporation, and cash payments of $3,000 in lieu of fractional shares.

STOCK OPTIONS

The Corporation provides stock option incentive plans and has, with shareholder approval, issued options to certain directors outside of the plans. The plans are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares.

Options for 10% of the Corporation's outstanding common shares are issuable under the plans.

The following is a summary of option transactions under the Corporation's stock option plans:

                                                                         1997           1996            1995
                                                                     -------------  -------------  --------------
Options outstanding at beginning of year...........................        845,550        852,550         556,550
Options granted during the year....................................        198,000         61,000         341,000
Options exercised during the year..................................        (13,800)       (45,000)        (38,250)
Options cancelled during the year..................................        (87,000)       (23,000)         (6,750)
                                                                     -------------  -------------  --------------
Options outstanding at end of year.................................        942,750        845,550         852,550
Options exercisable at end of year.................................        628,250        631,550         511,550
                                                                     -------------  -------------  --------------
Price range of options granted during the year.....................  $ 7.00 - 8.63  $ 7.75 - 9.75  $  9.125-10.13

The options expire from 1998 to 2003. In addition, directors out of the plan were, in aggregate, granted 30,000 shares in 1997.

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income and earnings per share would have been reduced by approximately $221,000 or $0.03 per share in 1997, $341,000 or $0.04 per share in 1996 and $2,177,000 or $0.28 per share in 1995.
The fair value of the options granted during 1997, 1996 and 1995 is estimated to be $221,000, $173,000 and $1,344,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 32%, 38% and 39%, respectively; risk-free interest rate of 5.5%; and an expected life of 5 years.

WARRANTS

During 1993, in connection with the acquisition of Suzorite Mica Products Inc., the Corporation issued a transferable warrant to Dundee Bancorp to purchase at any time prior to July 15, 1995 up to 100,000 common shares (104,040 shares after adjustments for stock dividends) at $7.00 per share. The warrant was exercised by Dundee Bancorp on July 14, 1995 for proceeds of $700,000. As a result of a stock rights offering in 1990, 725,769 warrants were issued. Each warrant entitled the holder to purchase, prior to July 15, 1995, 1.08 common shares at an exercise price of $8.56 per share, which was repriced from $9.25 per share as a result of dilution due to the issuance of stock dividends. Of the 725,769 warrants originally issued, the Corporation repurchased 218,046 warrants at an aggregate cost of $222,000. During 1995, 448,000 warrants were exercised for 484,027 common shares for net proceeds of $4,143,000. During 1994, 31,514 warrants were exercised resulting in the issuance of 32,771 common shares at an exercise price of $8.88 per share for aggregate proceeds of $291,000. There were no remaining warrants outstanding as at December 31, 1995.

NOTE RECEIVABLE FROM SHAREHOLDER

The note receivable from shareholder of $1,749,000 represents amounts due from the Corporation's President and Chief Executive Officer pursuant to the Key Executive Common Stock Purchase Plan. The loan, which was used to acquire 357,000 common shares of the Corporation, is non-interest bearing and secured by a pledge of most of the shares acquired.

The terms were amended in 1997 and the loan is now due on the earlier of August 12, 1998 or 30 days after the termination of employment. Since the loan arose from the sale of shares, it is classified as a reduction of shareholders' equity.

10. REORGANIZATION CHARGES AND UNUSUAL ITEMS

REORGANIZATION CHARGES

During the first quarter of 1996, the Corporation recognized reorganization costs of $1,216,000 in connection with the reorganization of its minerals division and the recognition of a provision for costs. A write-down to market of inventory held in Brazil in the amount of $536,000 was also recorded as a charge against cost of goods sold. The Brazilian enterprise was unsuccessful primarily due to rapidly deteriorating market prices which made market penetration extremely difficult.

UNUSUAL ITEMS

In December 1991, the Corporation closed its industrial minerals plant located in Connecticut. The assets of this operation were reclassified to assets held for resale and written down in 1991 by $430,000 to their estimated net realizable value. These assets were written down by a further $300,000 in 1993. In 1995, a portion of the property was sold for approximately net book value. In 1996, the purchaser defaulted on the payment obligations. Accordingly, the Corporation instituted legal action to repossess the property. A provision of $723,000 has been recorded to provide for reclamation costs, legal costs and to write-down the property to current market value.

11. OPERATING LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Corporation has a number of operating lease agreements primarily involving equipment, office space, warehouse facilities and rail sidings. The operating lease for equipment provides that the Corporation may, after the initial lease term, renew the lease for successive yearly periods or may purchase the equipment at the fair market value. An operating lease for office facilities contains escalation clauses for increases in operating costs and property taxes. The majority of the leases are cancellable and are renewable on a yearly basis.

Future minimum rental payments required by operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1997 are as follows:

                                                                               MINIMUM LEASE
YEARS                                                                             PAYMENTS
----------------------------------------------------------------------------  ----------------
1998........................................................................    $    515,000
1999........................................................................         341,000
2000........................................................................         287,000
2001........................................................................         282,000
2002........................................................................         273,000
Thereafter..................................................................         556,000
                                                                              ----------------
Total minimum lease payments................................................    $  2,254,000
                                                                              ----------------

Rent expense was $492,000, $668,000 and $442,000 in 1997, 1996 and 1995,
respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of certain unaudited quarterly financial data.

                                                                                         1997           1996
                                                                                     -------------  -------------
NET SALES
  First quarter....................................................................  $  23,700,000  $  22,405,000
  Second quarter...................................................................     25,199,000     21,356,000
  Third quarter....................................................................     24,773,000     21,601,000
  Fourth quarter...................................................................     23,554,000     21,058,000
                                                                                     -------------  -------------
                                                                                     $  97,226,000  $  86,420,000
                                                                                     -------------  -------------
OPERATING INCOME
  First quarter....................................................................  $   1,766,000  $     170,000
  Second quarter...................................................................      2,255,000      1,512,000
  Third quarter....................................................................      2,372,000      1,444,000
  Fourth quarter...................................................................      1,978,000        (60,000)
                                                                                     -------------  -------------
                                                                                     $   8,371,000  $   3,066,000
                                                                                     -------------  -------------
NET INCOME
  First quarter....................................................................  $     862,000  $       6,000
  Second quarter...................................................................      1,064,000        819,000
  Third quarter....................................................................      2,095,000        779,000
  Fourth quarter...................................................................      1,772,000      1,008,000
                                                                                     -------------  -------------
                                                                                     $   5,793,000  $   2,612,000
                                                                                     -------------  -------------
NET INCOME PER SHARE--BASIC
  First quarter....................................................................  $         .11  $         .00
  Second quarter...................................................................            .13            .10
  Third quarter....................................................................            .26            .10
  Fourth quarter...................................................................            .22            .12

13. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Corporation to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across a number of different industries, principally construction, glass, electrical and automotive.

Financial instruments comprise cash and cash equivalents, accounts receivable, short term bank borrowings, accounts payable, accrued liabilities, and long term debt. The fair value of these financial instruments approximates their carrying value reflecting: (i) the proximity to market rates of the interest obligations on the debt instruments; and (ii) the limited durations of all of the other instruments.

14. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

The changes in non-cash working capital items are as follows:

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
(Increase) in accounts receivable....................................  $  (1,285,000) $  (1,838,000) $    (783,000)
Decrease (increase) in inventories...................................        576,000      2,005,000     (2,742,000)
Decrease (increase) in prepaid expenses..............................        602,000       (547,000)       (16,000)
Increase (decrease) in accounts payable and accrued liabilities......      2,882,000       (185,000)    (1,495,000)
Increase in accrued income taxes.....................................        934,000         32,000        376,000
                                                                       -------------  -------------  -------------
                                                                       $   3,709,000  $    (533,000) $  (4,660,000)
                                                                       -------------  -------------  -------------

15. RELATED PARTY TRANSACTIONS

As at December 31, 1997 and 1996, accounts receivable included amounts due from directors of $115,000 and $350,000, respectively. These amounts are non-interest bearing, with no fixed terms of repayment, and have not otherwise been disclosed in the consolidated financial statements.

During 1997, the Corporation agreed to guarantee a personal loan in the amount of $600,000 drawn down by the President and Chief Executive Officer. The proceeds of the loan were used to acquire common shares of the Corporation on the open market. The shares acquired are held by the Corporation as security for the guarantee.

16. SEGMENT INFORMATION

The Corporation has two principal lines of business and is organized into two operating units based on its product lines: (i) industrial minerals, and (ii) metal products. Industrial mineral products include feldspar, kaolin, mica, talc, baryte, feldspathic sand and industrial sand. These products are marketed principally to the automotive, housing, and ceramics industries in North America. They are produced from mines and processing plants located near Edgar, Florida; Monticello, Georgia; Murphy, North Carolina; Spruce Pine, North Carolina; Natural Bridge, New York; Van Horn, Texas; Benwood, West Virginia; Boucherville, Quebec; and Suzor Township, Quebec. Metal products are processed in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. The Corporation's ferrous and non-ferrous metal powders are marketed primarily in North America to manufacturers of powder metallurgy parts used in the automotive and transportation industries. Aluminum dross is recycled at a plant in Cleveland, Ohio and ceramic fiber products are marketed from a plant in Streetsboro, Ohio. Corporate assets principally include cash, term deposits, and furniture and fixtures.

Information pertaining to sales and earnings from operations and assets by business segment appears below:

                                                                        1997            1996           1995
                                                                   --------------  --------------  -------------
 Net sales (a)
    Industrial minerals..........................................  $   43,396,000  $   40,469,000  $  37,089,000
    Metal products...............................................      53,830,000      45,951,000     47,967,000
                                                                   --------------  --------------  -------------
  Total..........................................................  $   97,226,000  $   86,420,000  $  85,056,000
                                                                   --------------  --------------  -------------
  Operating income (a)
    Industrial minerals..........................................  $    5,203,000  $    3,118,000  $   4,622,000
    Metal products...............................................       3,221,000       1,868,000      3,677,000
    Reorganization charges (b)...................................        --            (1,752,000)      --
    General unallocated corporate................................         (53,000)       (168,000)        43,000
                                                                   --------------  --------------  -------------
  Total..........................................................       8,371,000       3,066,000      8,342,000
                                                                   --------------  --------------  -------------
    Interest expense net.........................................      (1,944,000)       (948,000)      (523,000)
    Other income, (expense) net (b)..............................       1,635,000        (455,000)        80,000
                                                                   --------------  --------------  -------------
  Income before income taxes.....................................  $    8,062,000  $    1,663,000  $   7,899,000
                                                                   --------------  --------------  -------------
  Capital expenditures (a)(c)
    Industrial minerals..........................................  $    9,945,000  $   11,855,000  $   9,653,000
    Metal products...............................................       6,633,000       4,528,000      5,784,000
    Corporate....................................................           6,000          43,000         14,000
                                                                   --------------  --------------  -------------
  Total..........................................................  $   16,584,000  $   16,426,000  $  15,451,000
                                                                   --------------  --------------  -------------
Depreciation, depletion and amortization (a)
  Industrial minerals............................................  $    3,228,000  $    2,352,000  $   1,932,000
  Metal products.................................................       2,241,000       1,948,000      1,451,000
  Corporate......................................................         402,000         394,000        306,000
                                                                   --------------  --------------  -------------
Total............................................................  $    5,871,000  $    4,694,000  $   3,689,000
                                                                   --------------  --------------  -------------
Identifiable assets at year end (a)
  Industrial minerals............................................  $   65,750,000  $   60,915,000  $  52,348,000
  Metal products.................................................      42,400,000      37,145,000     34,133,000
  Corporate (d)..................................................      10,624,000      11,316,000     10,200,000
                                                                   --------------  --------------  -------------
Total............................................................  $  118,774,000  $  109,376,000  $  96,681,000
                                                                   --------------  --------------  -------------

------------------------

(a) The Corporation's businesses are located in the United States and Canada, which the Corporation considers one geographic segment.

(b) See Note 10.

(c) Capital expenditures for 1995 exclude property, plant and equipment of $9,027,000 acquired in connection with the Corporation's 1995 acquisitions (Note 2).

(d) Includes cash and cash equivalents for all years presented.

17.  CONTINGENCIES

The Corporation is involved in various legal actions in the normal course of business. In the opinion of management, the aggregate amount of any potential liability, for which provision has not already been made, is not expected to have a material adverse effect on the Corporation's financial position or its results.

18.  SUBSEQUENT EVENTS

(i) In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired Aspect Minerals, Inc., a muscovite mica producer, for approximately $2,200,000, which includes the assumption of debt. The two facilities acquired in the purchase are located in the Spruce Pine, North Carolina area and will operate under the name Zemex Mica Corporation. The acquisition was financed through borrowings on the Corporation's credit facility.

(ii) On February 24, 1998, Industria Mineraria Fabi S.r.1. ("Fabi") became a partner in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3,400,000 and is providing access to its technology. SMP, a wholly-owned subsidiary of the Corporation, will manage the new entity pursuant to an operating agreement.

19.  COMPARATIVE FIGURES

Certain 1996 and 1995 figures in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

20.  RESTATEMENT

Subsequent to the issuance of the Corporation's 1997 financial statements, the Corporation's management determined that:

(i) earnings per share disclosed in such statements in respect of 1996 and 1995 were calculated on the basis that stock dividends issued were issued at the beginning of the year in which they were declared. Applicable accounting principles, Financial Accounting Standard 128 effective for periods ending after December 15, 1997, require that such calculation be made assuming that such dividends were issued on January 1, 1995. The effect of the restatement is as follows:

                                                                                 1996                      1995
                                                                       ------------------------  ------------------------
                                                                           AS                        AS
                                                                       PREVIOUSLY                PREVIOUSLY
                                                                        REPORTED    AS RESTATED   REPORTED    AS RESTATED
                                                                       -----------  -----------  -----------  -----------
Earnings per share
  Basic..............................................................   $    0.33    $    0.32    $    1.07    $    1.03
  Diluted............................................................   $    0.32    $    0.31    $    1.03    $    0.99

(ii) Reorganization charges presented in 1996 included a charge, in the amount of $536,000, to write down certain inventory to market value, that would more appropriately have been classified in cost of goods sold. The effect of the restatement is as follows:

                                                                                                 1996
                                                                                     ----------------------------
                                                                                     AS PREVIOUSLY
                                                                                       REPORTED      AS RESTATED
                                                                                     -------------  -------------
Net Sales..........................................................................  $  86,420,000  $  86,420,000
                                                                                     -------------  -------------
Cost and Expenses
  Cost of goods sold...............................................................     66,416,000     66,952,000
  Selling, general and administrative..............................................     10,492,000     10,492,000
  Depreciation, depletion and amortization.........................................      4,694,000      4,694,000
                                                                                     -------------  -------------
                                                                                        81,602,000     82,138,000
                                                                                     -------------  -------------
Operating income before Reorganization Charges.....................................      4,818,000      4,282,000
Reorganization Charges.............................................................      1,752,000      1,216,000
                                                                                     -------------  -------------
Operating Income...................................................................  $   3,066,000  $   3,066,000
                                                                                     -------------  -------------

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1997 and 1996

    Consolidated Statements of Income for the three years ended December 31,
    1997

    Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997

    Consolidated Statements of Cash Flows for the three years ended December 31, 1997

    Notes to the Consolidated Financial Statements

3.  Exhibits

    23.1 Consent of Deloitte & Touche LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                ZEMEX CORPORATION

Dated November 12, 1998         By:            /s/ RICHARD L. LISTER
                                     -----------------------------------------
                                                 Richard L. Lister
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

  /s/ PETER LAWSON-JOHNSTON
------------------------------  Chairman of the Board and    November 12, 1998
    Peter Lawson-Johnston         Director

                                President, Chief Executive
    /s/ RICHARD L. LISTER         Officer and Director
------------------------------    (PRINCIPAL EXECUTIVE       November 12, 1998
      Richard L. Lister           OFFICER)

     /s/ PAUL A. CARROLL
------------------------------  Director                     November 12, 1998
       Paul A. Carroll

------------------------------  Director                     November   , 1998
       Morton A. Cohen

     /s/ JOHN M. DONOVAN
------------------------------  Director                     November 12, 1998
       John M. Donovan

   /s/ THOMAS B. EVANS, JR
------------------------------  Director                     November 12, 1998
     Thomas B. Evans, Jr.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ R. PETER GILLIN
------------------------------  Director                     November 12, 1998
       R. Peter Gillin

    /s/ GARTH A.C. MACRAE
------------------------------  Director                     November 12, 1998
      Garth A.C. MacRae

    /s/ WILLIAM J. VANDEN
            HEUVEL
------------------------------  Director                     November 12, 1998
   William J. vanden Heuvel

                                Vice President and Chief
    /s/ ALLEN J. PALMIERE         Financial Officer and
------------------------------    Assistant Secretary        November 12, 1998
      Allen J. Palmiere           (PRINCIPAL FINANCIAL AND
                                  ACCOUNTING OFFICER)