Form 10-K405
period 1998-12-31
ZEMEX CORP
filed 1999-03-29
CIK 75644

                                                                       CONFORMED

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

                              ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

                       Commission file number 1-228

                            ZEMEX CORPORATION
          (Exact name of registrant as specified in its charter)

           CANADA                                   NONE
      (State or other                         (I.R.S. employer
      jurisdiction of                      identification number)
      incorporation or
       organization)


        CANADA TRUST TOWER, BCE PLACE, 161 BAY STREET, SUITE 3750
                     TORONTO, ONTARIO, CANADA M5J 2S1
                              (416) 365-8080
           (Address, including zip code, and telephone number,
    including area code, of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

Toronto Stock Exchange and
New York Stock Exchange                              Common Stock, no par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's voting stock (common shares, no par value) held by non-affiliates as of March 18, 1999 (based on the closing sale price of $5.125 on the New York Stock Exchange) was $23,812,749.

As of March 18, 1999, 8,707,796 shares of the registrant's common shares, no par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended
December 31, 1998                                                       Part II

Definitive Proxy Statement filed with the Commission
pursuant to Regulation 14A with respect to the
1999 Annual Meeting of Shareholders                                     Part III

                                FORM 10-K
                              ANNUAL REPORT

                            TABLE OF CONTENTS
                                   AND
                          CROSS-REFERENCE SHEET


                                  PART I

                                                                            PAGE

Item 1.  Business............................................................ 1
Item 2.  Properties.......................................................... 8
Item 3.  Legal Proceedings................................................... 9
Item 4.  Submission of Matters to a Vote of Security Holders................. 9
Item 10. Executive and Other Officers of the Registrant(A)................... 9


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters(B).............................................. 9
Item 6.  Selected Financial Data(C).......................................... 9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation(D)............................................. 9
Item 8.  Financial Statements and Supplementary Data(E) .................... 10
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 10


                                 PART III

Item 10. Directors and Executive Officers of the Registrant(F)............... *
Item 11. Executive Compensation(F)........................................... *
Item 12. Security Ownership of Certain Beneficial Owners and Management(F)... *
Item 13. Certain Relationships and Related Transactions(F)................... *


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 11

--------------------------

(A) Included in Part I, Item 1, pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

(B) Information responsive to this Item is set forth on page 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report to Shareholders") and is incorporated herein by reference. The Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.

(C) Information responsive to this Item is set forth on page 62 of the Annual Report to Shareholders and is incorporated herein by reference.

(D) Information responsive to this Item is set forth on pages 23 through 31 of the Annual Report to Shareholders and is incorporated herein by reference.

(E) Financial statements responsive to this Item are set forth on pages 32 through 61 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report.

(F) Information responsive to these Items is set forth in the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and in the Annual Report to Shareholders on page 52 (Note 14) and is incorporated herein by reference.

                                  PART I


ITEM 1.  BUSINESS

GENERAL

Zemex Corporation (the "Corporation" or "Zemex"), a company subject to the laws of the Canada Business Corporations Act, is a niche producer of specialty materials and products for use in a variety of industrial applications. Zemex operates through three major divisions: (i) industrial minerals, (ii) metal powders, and (iii) aluminum recycling. Its major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, ferrous and non ferrous powders, and aluminum dross derivatives. Zemex currently operates eighteen plants throughout Canada and the United States.

Originally, Zemex was incorporated under the laws of the State of Maine in 1907 and was known as Yukon Gold Corporation. At its annual meeting of shareholders on May 20, 1938, a resolution was passed to change its name to Yukon-Pacific Mining Corporation. On November 8, 1939, Zemex reorganized, incorporated under the laws of the State of Delaware, and changed its name to Pacific Tin Consolidated Corporation. Also in 1939, Zemex listed on the New York Stock Exchange. In 1985, Zemex changed its name to its current form and reincorporated under the laws of the State of Delaware as the successor to Pacific Tin Corporation. Effective January 21, 1999 Zemex completed a reincorporation merger and reincorporated under the Canada Business Corporations Act.

INDUSTRIAL MINERALS

The Corporation's industrial minerals is comprised of The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite"), Suzorite Mineral Products, Inc. ("SMP"), Zemex Fabi-Benwood, LLC, Zemex Industrial Minerals, Inc. and Zemex Mica Corporation (collectively, "Zemex Industrial Minerals" or "ZIM"). Each of these companies is a wholly-owned subsidiary of Zemex except for Zemex Fabi-Benwood, LLC of which Zemex owns 60%.

TFC has mining and processing facilities in Edgar, Florida; Monticello, Georgia; and Spruce Pine, North Carolina. Using traditional methods, TFC mines sodium feldspar from two different ore deposits in the Spruce Pine area; potassium feldspar is mined from two deposits close to the Monticello plant. TFC's kaolin and sand products are recovered by dredging and wet separation at the Edgar property. All mined and recovered products are subjected to standard and proprietary milling and drying techniques.

TFC produces numerous products at its operating plants, including sodium and potassium feldspar, silica, low iron sand, muscovite mica and kaolin clay. Feldspathic materials are key ingredients for the ceramic industry, and are incorporated into the production of ceramic floor and wall tiles, dinnerware, plumbing fixtures, glazes and electrical insulators. TFC supplies its products primarily to the glass and ceramics industries. Feldspar and certain grades of industrial sand are also used to manufacture bottles, jars, and other glass containers, fibreglass, paints and plastics, and television picture tubes. Industrial sand is used for filter, filler, beach sand, blasting and concrete applications. TFC also produces a low iron sand product for use in highly specialized glass applications.

Suzorite mines phlogopite mica in an open pit mining operation in Suzor Township, Quebec, Canada, approximately 300 kilometres north of Montreal, Quebec. The ore is mined by standard open pit methods and delivered to a siding for transportation by rail to the processing plant, which is located in Boucherville,

Quebec, a suburb of Montreal. Because of its distinct thermal stability advantage over competitive materials, phlogopite mica is used to impart rigidity in technological and high temperature plastic applications. Suzorite's phlogopite mica is used as a partial or complete substitute for asbestos in fire retardation. It is also used in friction materials, oil well drilling needs, caulking and molding compounds, coatings, plasters and plastics. The principal markets served by Suzorite are the automobile, construction and oil drilling industries. These products are marketed under the trade names Suzorite Mica and Suzorex.

SMP produces talc and other minerals at Natural Bridge, New York; Murphy, North Carolina; Van Horn, Texas; and Benwood, West Virginia. SMP purchases raw materials for conversion and processing at its plant in Natural Bridge and processes products directed primarily to the cosmetic and pharmaceutical industries. The production facility in Van Horn processes ores mined in proximity to the plant for the coatings, plastics and ceramics industries. The Benwood operation processes a wide range of talc products from imported raw materials for ultimate use in the plastics industry. The Murphy plant produces, from purchased sources, baryte products, primarily for the oil drilling and coatings industries.

In late 1996, SMP completed the installation of a new mill at its facility in Benwood, West Virginia. This new fine grind milling capacity is part of SMP's strategy to develop a niche in the talc marketplace by offering very finely divided high purity talc products to industrial markets. SMP believes that it is one of the few talc producers in North America to produce products of this purity and fineness. The products find application in performance plastics, high end coatings and other markets. With the addition of these new fine grind products, Benwood has the ability to produce a broad spectrum of high purity talc products.

In January 1998, the Corporation acquired a muscovite mica producer in the Spruce Pine, North Carolina area. The facilities acquired in the purchase operate under the name Zemex Mica Corporation ("ZMC") and are located close to TFC's feldspar plant where by-product muscovite mica is produced. This acquisition enhances the Corporation's position as a major mica supplier.

In February 1998, Industria Mineraria Fabi S.r.l. ("Fabi"), a leading European talc producer, became an investor in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.1 million and is providing access to its technology and premium talc deposit in Australia. SMP manages the new entity pursuant to an operating agreement.

Demand for Zemex's industrial minerals is related to the pace of the general economy and, particularly, the residential and commercial construction industries.

The Corporation's industrial minerals sales were $44.8 million in 1998, compared with $43.4 million in 1997 and $40.5 million in 1996. This business segment reported operating income of $5.8 million in 1998, $6.5 million in 1997 and $2.8 million in 1996.

During 1998, considerable efforts were directed to product development, marketing, capital expansion projects and product quality improvement. The Corporation expects these efforts will bear fruit in the future.

Capital expenditures were $8.3 million in 1998 compared to $9.9 million in 1997 and $11.9 million in 1996. Major capital spending in 1998 included the retrofitting of the recently acquired muscovite mica operation in Spruce Pine, North Carolina.

METAL POWDERS

The metal powders division consists of two wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron"). Pyron operates plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. Pyron's major products include iron, steel, copper, copper alloy powders and manganese sulfide. The primary applications of metal powders are in the fabrication of precision metal parts using powder metallurgy and in the friction industry. Powder metallurgy is an efficient, economical process for the production of complex components used in the automotive, farm, garden and lawn equipment, and business machine industries. Key features of powder metallurgy technology are low scrap ratios and lower production costs when compared to other conventional metal working processes.

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

In 1995, Pyron completed construction of a blending plant in St. Marys, Pennsylvania. Through its blending facility, Pyron is able to provide custom pre-packaged powders and just-in-time service to its customers.

In late 1996, Pyron completed construction of a facility for the production of manganese sulfide at its Greenback, Tennessee location. Pyron's new product, Manganese Sulfide Plus (MnS+TM), was developed in Pyron's laboratory and is used as an additive by the powder metallurgical industry to enhance tool life and aid in machinability. Customer demand for MnS+TM has been strong and, as a result, the capacity of the facility was doubled in 1997 to satisfy orders. Manganese sulfide is a natural complement to Pyron's core ferrous and non-ferrous businesses as it further broadens Pyron's expansive product line.

Sales for the metal powders group increased to $35.6 million in 1998 from $33.9 million in 1997. Sales were $31.7 million in 1996. The increase from 1997 to 1998 was due to higher volumes of ferrous and non ferrous metal powders. During the same interval, operating income increased from $2.4 million in 1997 to $4.0 million in 1998. Operating income was $2.4 million in 1996. Management anticipates improved margins in this segment in 1999 as a result of new products, higher metal powder production, continuing cost reductions, and efficiency improvement programs.

Capital expenditures for the metal powders group were $2.1 million in 1998 as compared to $1.3 million in 1997 and $2.2 million in 1996. The 1998 expenditures were primarily directed towards retrofitting a furnace and general sustaining capital requirements. In 1999, capital expenditures are anticipated to be $3.7 million.

ALUMINUM RECYCLING

Zemex's aluminum recycling group is composed of Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc. (collectively, "Alumitech"), all of which are direct or indirect wholly-owned subsidiaries.

Zemex acquired its initial interest in Alumitech in 1994 and increased its ownership to 100% in 1995. Alumitech now has three facilities: aluminum dross reprocessing plants in Cleveland, Ohio and Wabash,

Indiana, and a heat containment fabrication plant in Macedonia, Ohio. Its administrative office is in Streetsboro, Ohio.

Alumitech is an aluminum dross processor that has developed and patented proprietary technology to recycle secondary aluminum drosses into industrial feedstock components, eliminating the necessity for landfill. Aluminum dross is the waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which has a high salt content, forms the primary feedstock for Alumitech's process. Conventional dross processors simply recover aluminum metal and some oxides and send the residue to landfill. Using its patented process, Alumitech has the ability to separate the dross into its basic components: aluminum metal, alumina and metal fines, salts and non-metallic product ("NMP") and further refine the NMP for use as a feedstock for the production of calcium aluminate, refractory ceramic fibre and other commercially acceptable products. Currently, competitive processes landfill anywhere from 40%-75% of the volume of dross received, whereas Alumitech's recycling process has the ability to virtually eliminate the need for landfill. Alumitech is considered the industry leader in the development of alternative uses for NMP. Alumitech's patents on its technology to process NMP have a remaining life of approximately 12 years.

In February 1997, Alumitech, through its wholly-owned subsidiary, Engineered Thermal Systems, Inc., acquired the assets of Schaefer
Brothers, Inc., a small regional manufacturer of ceramic fibre-based heat containment systems located in Medina, Ohio. The Schaefer Brothers business was merged with Engineered Thermal Systems, Inc., also a manufacturer of ceramic fibre-based heat containment systems, to form ETS Schaefer Corporation.

In June 1998, Alumitech acquired 100% of the issued and outstanding shares of Alumitech of Wabash, Inc. (previously known as S&R Enterprises, Inc.), a Wabash, Indiana based aluminum dross processor. This acquisition provides Alumitech with additional metal melting capacity and the opportunity to expand its NMP processing capability.

Sales for the aluminum recycling group increased to $23.5 million in 1998 from $19.9 million in 1997. Sales were $14.2 million in 1996. The increase from 1997 to 1998 was due to higher volumes and the acquisition of Alumitech of Wabash, Inc. During the same interval, operating income increased from $1.9 million in 1997 to $2.9 million in 1998. Operating income was $0.2 million in 1996. Management anticipates improved margins in this segment in 1999 as a result of new products, continuing cost reductions, and efficiency improvement programs.

Capital expenditures for the metal products group were $10.1 million in 1998 as compared to $5.3 million in 1997 and $2.3 million in 1996. The 1998 expenditures were primarily directed to the construction and commercialization of a new NMP processing facility at the Cleveland plant and the acquisition of the aluminum dross recycling operation in Wabash, Indiana. In 1999, capital expenditures are anticipated to be $3.9 million.

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

SEASONALITY

The efficiency and productivity of the Corporation's operations can be affected by unusually severe weather conditions. During the winter of 1998, there were minor production outages at the Corporation's operating facilities in North Carolina, New York, Ohio and Quebec due to inclement weather, but they were not significant enough to materially affect 1998 operating results.

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

The Corporation is one of five North American producers of metal powders. The market for metal powders is affected primarily by product performance, consistency of quality and price. To some extent, competition in the metal powder industry is affected by imports of finished metal powder parts. Product prices over the last several years have been strongly influenced by available capacity. Demand for metal powders is a function of general economic conditions, particularly in the automotive market.

There are numerous aluminum dross processors in the United States, however, only Alumitech has patented technology which enables it to process aluminum dross without the necessity for landfill. While the Corporation competes for the supply of aluminum dross with a number of other dross processors, the major factor affecting the supply of dross is the level of activity of the aluminum smelting industry. In addition, as aluminum is one of the products of aluminum dross reprocessing, commodity price fluctuations of aluminum may have an impact on the earnings of the Corporation.

RESEARCH AND DEVELOPMENT

The Corporation carries on an active program of product development and improvement. Research and development expense was $0.6 million in 1998, $1.0 million in 1997 and $0.6 million in 1996.

Financial information about industry segments is set forth on pages 53 to 55 of the Annual Report to Shareholders and is incorporated herein by reference.

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

EMPLOYEES

The approximate number of employees in the Corporation as of December 31, 1998 is set forth below:

        Industrial Minerals                             325
        Metal Powders                                   172
        Aluminum Recycling                              187
        Corporate                                         7
                                                     -------
        Total                                           691
                                                     =======

Approximately 60 employees at the Corporation's metal powder operations in Niagara Falls, New York, are covered by a three-year collective bargaining agreement, which expires April 15, 2001. At the ferrous metal powder facilities in Tennessee, approximately 41 employees are covered by a four-year agreement, which expires February 28, 2002.

Approximately 20 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 13, 1999.

At Alumitech, approximately 28 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 1999 and one agreement expiring December 31, 1999.

On March 26, 1998, the hourly employees at TFC's plant in Spruce Pine, North Carolina voted in favour of union certification. Contract negotiations have commenced. The Corporation considers its labour relations to be good.

FOREIGN OPERATIONS

Most of the Corporation's operations are located in the United States. One is located in Canada, a country whose institutions and governmental policies are generally similar to those of the United States. Although there can be no assurance as to future conditions, the Corporation has experienced no political activities, social upheavals, currency restrictions or similar factors which have had any material adverse effect to date on the results of its operations or financial condition.

EXPORT SALES

The Corporation's industrial minerals, metal powders and aluminum recycling operations sell their products internationally to a wide variety of customers including the ceramics, glass and powder metallurgy industries. Export sales in these three segments were less than 9% of total sales.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

                                                                                                    SERVED IN
OFFICER                             POSITION                                      AGE             POSITION SINCE

Peter Lawson-Johnston               Chairman of the Board of Directors            72                   1975

Richard L. Lister                   President and Chief Executive Officer         60                   1993

Allen J. Palmiere                   Vice President, Chief Financial Officer       46                   1993
                                    and Assistant Secretary

Peter J. Goodwin                    President, Industrial Minerals                48                   1994


Terrance J. Hogan                   President, Alumitech, Inc.                    43                   1995

George E. Gillespie                 President, Metal Powders                      56                   1997

Patricia K. Moran                   Corporate Secretary and                       33                   1997
                                    Assistant Treasurer

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

Mr. Goodwin joined the Corporation in August 1994 and became President of the Corporation's talc operations in December 1994. From May 1993 to August 1994, Mr. Goodwin was a self-employed consultant. Mr. Goodwin was President and Chief Executive Officer of Miller and Co. from August 1990 to May 1993.

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

ITEM 2.  PROPERTIES

The industrial minerals segment has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This segment owns approximately 391,500 square feet of office and plant floor space. As well, the 60% owned processing facility in Benwood, West Virginia has approximately twelve acres of land. In 1996, The Feldspar Corporation purchased 655 acres which contain, at minimum, 20 years additional ore resources for its Spruce Pine, North Carolina facility. The mineral deposits currently operated by the industrial minerals segment are estimated by the Corporation to be at least 25 years, except in the case of the mica mine in Suzor Township where resources are estimated to be in excess of 100 years. All of the Corporation's mining properties are either owned or leased, with the leases expiring from 1999 to 2018.

The metal powders group has operations in Niagara Falls, New York; St. Marys, Pennsylvania; Greenback, and Maryville, Tennessee. At its facility in Niagara Falls, Pyron Corporation utilizes approximately 79,000 square feet of office and plant floor space which it leases from the Niagara County Industrial Development Agency as part of the Industrial Development Revenue Bond issued in November 1989 to finance the construction of an atomized steel powder plant. Lease payments are to be sufficient to pay the debt service on the Industrial Development Revenue Bond. The atomized plant utilizes approximately 16,000 square feet of floor space and is adjacent to the existing facility. The blending plant in St. Marys, Pennsylvania has 32,000 square feet of plant, office and storage space and is situated on 3.4 acres of land. The Greenback facility is situated on 27.5 acres of land of which 6 acres is actively used in the operations. The Maryville facility is a leased facility which utilizes approximately 23,000 square feet of office and plant floor space.

The aluminum recycling group has operations in Cleveland, Ohio; Macedonia, Ohio; Streetsboro, Ohio and Wabash, Indiana. The aluminum dross processing plant in Cleveland, Ohio owns 6.1 acres and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation leases approximately 10% of a 36,000 square foot building, which it uses primarily for office space. The recently built Macedonia facility includes 72,210 square feet of plant of which 10,000 is designated office space and is situated on 8 acres of land. The aluminum recycling operation in Wabash, Indiana sits on approximately 25 acres of land and has 73,300 square feet of plant and office space.

All facilities are maintained in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

During 1998, a civil action brought by Dryvit Systems, Inc. ("Dryvit") in the State of Rhode Island captioned Dryvit Systems, Inc. v. The Feldspar Corporation, Taggart Sand Products Corp., Surface Systems, Inc., The Morie Company, Inc., Eriez Magnetics, Inc., and Law Engineering, Inc., C.A. No. KC 93-108, State of Rhode Island, Kent was settled. Dryvit alleged that between approximately 1985 and 1990, that the sand it purchased from TFC and other suppliers and utilized to manufacture exterior insulation finishes for the exterior of buildings developed rust stains because the sand contained pyrite and magnetic materials. The Corporation's settlement costs were covered by its liability insurance.

In February 1999, the Corporation received notice that it was party to an action captioned Marsha Fisher-Carrington Administratrix to the Estate of Larry Carrington v. Aluminum Waste Technology, Inc. and Alumitech, Inc., et al., Court of Common Pleas, Cuyahoga County, Ohio, Case Number 373502. The action arises from an accidental fatality that occurred at Alumitech of Cleveland, Inc. in January 1997. The plaintiff is seeking damages on the basis that the Corporation failed to provide a safe working area. The Corporation is of the opinion that the claim is without merit; however, should the plaintiff be successful, the Corporation believes its costs will be covered by primary and excess liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth on page 31 of registrant's Annual Report to Shareholders and is incorporated herein by reference. The Annual Report to Shareholders is included as Exhibit 13 to this Form 10-K Annual Report. The Annual Report to Shareholders, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K report.


ITEM 6.  SELECTED FINANCIAL DATA

Information responsive to this item is set forth on page 62 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Information responsive to this Item is set forth on pages 23 through 31 of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages 32 through 61 of the Annual Report to Shareholders and are incorporated herein by reference. The Supplementary Schedule required by this Item is set forth on page S-1 of this Form 10-K Annual Report. See Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the directors of the Corporation required by this item is located in the Corporation's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Corporation required by this item appears in Part I, Item 1, of this Annual Report on Form 10-K*.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the Corporation's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information required by this item appears in the Corporation's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Corporation's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year.



[FN]
--------
* Reference in this Annual Report on Form 10-K to material contained in the Corporation's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

1. Financial statements and independent auditors' report filed as part of this report:

         (a) Consolidated Balance Sheets at December 31, 1998 and 1997, which information is incorporated by reference under Item 8 of this report;

         (b) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998, which information is incorporated by reference under Item 8 of this report;

         (c) Consolidated Statements of Income for the three years ended December 31, 1998, which information is incorporated by reference under Item 8 of this report;

         (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1998, which information is incorporated by reference under item 8 of this report;

         (e) Notes to the Consolidated Financial Statements, which information is incorporated by reference under Item 8 of this report;

         (f) Independent Auditors' Report, which information is incorporated by reference under Item 8 of this report;

         (g) the Corporation's Current Report on Form 8-K dated January 15, 1999 and filed with the Commission on January 20, 1999; and

         (h) the Corporation's Current Report on Form 8-K dated January 21, 1999 and filed with the Commission on January 22, 1999.

2. Financial statement schedules and independent auditors' report filed as part of this report:

       SCHEDULE NUMBER                    DESCRIPTION

            --                            Report of Independent Auditors

       Schedule IX                        Valuation and Qualifying Accounts
                                          and Reserves (page S-1)

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the related notes thereto, or is not applicable or required.

With the exception of the aforementioned financial statements and schedule, and the information incorporated in Items 1 and 2 and Items 5 through 8, the 1998 Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K. Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1998 Annual Report or notes related thereto.

3.  EXHIBITS

(3)(a) Articles of Continuance (Incorporated by reference from Exhibit 3.1 of the Corporation's Registration Statement on Form S-4, Registration No. 333-65307, which was declared effective on December 10, 1998)

(3)(b) Articles of Amendment to the Articles of Continuance (Incorporated by reference from Exhibit 3.2 of the Corporation's Registration Statement on Form S-4,
              Registration No. 333-65307, which was declared effective on December 10, 1998)

(3)(c) By-Law No. 1 (Incorporated by reference from Exhibit 3.3 of the Corporation's Registration Statement on Form S-4, Registration No. 333-65307, which was declared effective on December 10, 1998)

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

(10)(e) 1995 Stock Option Plan (Incorporated by reference from Exhibit B of the Corporation's 1995 Definitive Proxy Statement, filed on March 29, 1995)

(10)(f) Suzorite Mica Product Inc.'s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(g) Employee Stock Purchase Plan (Incorporated by reference as Exhibit A to the Corporation's Proxy Statement filed May 6,
              1994)

(10)(h) Asset Purchase Agreement dated December 7, 1994 between Whittaker, Clark & Daniels, Inc., Clark Minerals, Inc., Cherokee Minerals, Inc. and Pioneer Talc Company and Suzorite Mineral Products, Inc. and Zemex Corporation (Incorporated by reference from Exhibit 10(u) of the Corporation's Annual Report on Form 10-K filed March 30,
              1995)

(10)(i) 1999 Stock Option Plan (Incorporated by reference from Exhibit A of the Corporation's 1999 Definitive Proxy Statement, filed on March 25, 1999)

(10)(j) 1999 Employee Stock Purchase Plan (Incorporated by reference as Exhibit B to the Corporation's Proxy Statement filed March 25, 1999)

(13)          1998 Annual Report to Shareholders

(21)          Subsidiaries of the Registrant

(23)(a)       Consent of Deloitte & Touche LLP, Independent Auditors

(27)          Financial Data Schedule




*   Management contract or compensatory plan or arrangement.

                       INDEPENDENT AUDITORS' REPORT



RE:      ZEMEX CORPORATION - ANNUAL REPORT ON FORM 10-K

We have examined the supporting schedule on page S-1 of this Annual Report of Form 10-K for the year ended December 31, 1998. In our opinion, this schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
February 5, 1999

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZEMEX CORPORATION



                                       By:/s/ RICHARD L. LISTER
                                          --------------------------------------
Dated:  March 26, 1999                    Richard L. Lister
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE                                 TITLE                                       DATE

/s/ PETER O. LAWSON-JOHNSTON              Chairman of the Board                   March 26, 1999
-----------------------------------       and Director
Peter O. Lawson-Johnston



/s/ RICHARD L. LISTER                     President and Chief Executive           March 26, 1999
-----------------------------------       Officer and Director
Richard L. Lister                         (Principal Executive Officer)


/s/ PAUL A. CARROLL                       Director                                March 26, 1999
-----------------------------------
Paul A. Carroll



/s/ MORTON A. COHEN                       Director                                March 26, 1999
-----------------------------------
Morton A. Cohen



/s/ JOHN M. DONOVAN                       Director                                March 26, 1999
-----------------------------------
John M. Donovan



/s/ R. PETER GILLIN                       Director                                March 26, 1999
-----------------------------------
R. Peter Gillin


SIGNATURE                                 TITLE                                       DATE



/s/ GARTH A.C. MACRAE                     Director                                March 26, 1999
-----------------------------------
Garth A.C. MacRae



/s/ WILLIAM J. VANDEN HEUVEL              Director                                March 26, 1999
-----------------------------------
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE                     Vice President, Chief Financial         March 26, 1999
-----------------------------------       Officer and Assistant Secretary
Allen J. Palmiere                         (Principal Financial and
                                          Accounting Officer)

                             LIST OF EXHIBITS




EXHIBIT 13           1998 Annual Report to Shareholders

EXHIBIT 21           Subsidiaries of the Registrant

EXHIBIT 23(A)        Independent Auditors' Consent

EXHIBIT 27           Financial Data Schedule