Form 10-Q
period 1999-03-31
ZEMEX CORP
filed 1999-05-14
CIK 75644

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

                  For the quarterly period ended March 31, 1999
                          Commission file number 1-228


                                ZEMEX CORPORATION
             (Exact name of registrant as specified in its charter)


           CANADA                                            NONE
  (State or other jurisdiction              (I.R.S. Employer Identification Number)
of incorporation or organization)


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

TORONTO STOCK EXCHANGE/NEW YORK STOCK EXCHANGE       CAPITAL STOCK, NO PAR VALUE


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [ X ]      NO [   ]


As of March 31, 1999, there were 8,752,102 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

                                                           MARCH 31, 1999           DECEMBER 31, 1998
                                                           --------------           -----------------
ASSETS                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                   $    688,000                $  1,062,000
Accounts receivable                                           18,992,000                  17,642,000
Inventories                                                   18,292,000                  18,036,000
Prepaid expenses and other                                     1,037,000                     946,000
Future tax benefits                                              657,000                     657,000
                                                            ------------                ------------
                                                              39,666,000                  38,343,000
Property, plant and equipment                                 90,855,000                  89,058,000
Other assets                                                  21,295,000                  21,374,000
Future tax benefits (non-current)                                119,000                      91,000
                                                            ------------                ------------
TOTAL ASSETS                                                $151,935,000                $148,866,000
                                                            ============                ============
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                           $ 10,000,000                $ 10,000,000
Accounts payable                                               7,353,000                   6,324,000
Accrued liabilities                                            4,646,000                   4,433,000
Accrued income taxes                                             605,000                     644,000
Current portion of long term debt                              2,578,000                   2,132,000
                                                            ------------                ------------
                                                              25,182,000                  23,533,000
LONG TERM DEBT                                                38,948,000                  39,354,000
OTHER NON-CURRENT LIABILITIES                                  1,058,000                   1,006,000
                                                            ------------                ------------
                                                              65,188,000                  63,893,000
                                                            ------------                ------------
NON-CONTROLLING INTEREST                                       3,062,000                   3,075,000
                                                            ------------                ------------
SHAREHOLDERS' EQUITY
Common stock                                                   8,752,000                   8,708,000
Paid-in capital                                               48,905,000                  48,691,000
Retained earnings                                             29,806,000                  28,418,000
Note receivable from shareholder                              (1,749,000)                 (1,749,000)
Cumulative translation adjustment                             (2,029,000)                 (2,170,000)
                                                            ------------                ------------
                                                              83,685,000                  81,898,000
                                                            ------------                ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $151,935,000                $148,866,000
                                                            ============                ============

                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)


                                                                             1999                1998
                                                                             ----                ----
                                                                                   (unaudited)
NET SALES                                                                $ 27,910,000          $ 26,446,000
                                                                         ------------          ------------
COSTS AND EXPENSES
Cost of goods sold                                                         19,583,000            19,148,000
Selling, general and administrative                                         3,386,000             3,333,000
Depreciation, depletion and amortization                                    2,111,000             1,592,000
                                                                         ------------          ------------
                                                                           25,080,000            24,073,000
                                                                         ------------          ------------
OPERATING INCOME                                                            2,830,000             2,373,000
                                                                         ------------          ------------
Interest income                                                                51,000                34,000
Interest expense                                                             (921,000)             (550,000)
Other, net expense                                                            (50,000)              (82,000)
                                                                         ------------          ------------
                                                                             (920,000)             (598,000)
                                                                         ------------          ------------
INCOME BEFORE PROVISION FOR
INCOME TAXES AND NON-CONTROLLING INTEREST                                   1,910,000             1,775,000

Provision for income taxes                                                    535,000               533,000

Non-controlling interest in (loss) earnings of subsidiary                     (13,000)               14,000
                                                                         ------------          ------------
NET INCOME                                                               $  1,388,000          $  1,228,000
                                                                         ============          ============
NET INCOME PER SHARE - basic                                             $       0.17          $       0.15
                     - fully diluted                                     $       0.15          $       0.14
                                                                         ============          ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  8,350,590             8,264,627
                                                                         ============          ============

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)

                                                                               1999                   1998
                                                                               ----                   ----
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $ 1,388,000            $ 1,228,000
 Adjustments to reconcile income from operations
 to net cash flows from operating activities
     Depreciation, depletion and amortization                                2,111,000              1,592,000
     Amortization of deferred financing costs                                   43,000                 42,000
     Decrease in future tax benefits                                           (28,000)               (19,000)
     Non-controlling interest in subsidiary (loss) earnings                    (13,000)                14,000
     Loss (gain) on sale of property, plant and equipment                        5,000                 (2,000)
     (Decrease) increase in other assets                                      (232,000)               365,000
     Increase (decrease) in non-current liabilities                             52,000                (69,000)
     Changes in non-cash working capital items                                (493,000)            (2,975,000)
                                                                           -----------            -----------
Net cash provided by operating activities                                    2,833,000                176,000
                                                                           -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                             (3,531,000)            (2,639,000)
     Assets acquired in connection with acquisitions,
        net of cash acquired                                                        --             (1,969,000)
     Acquisitions of securities                                                     --               (353,000)
     Proceeds from sale of assets                                                   --              2,995,000
                                                                           -----------            -----------
Net cash used in investing activities                                       (3,531,000)            (1,966,000)
                                                                           -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in bank indebtedness                                              --                250,000
     Net increase in long term debt                                             40,000                564,000
     Issuance of common stock                                                  258,000                289,000
     Purchase of common stock for treasury                                          --               (299,000)
                                                                           -----------            -----------
Net cash provided by financing activities                                      298,000                804,000
                                                                           -----------            -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         26,000                  5,000
                                                                           -----------            -----------
NET DECREASE IN CASH                                                          (374,000)              (981,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,062,000              2,189,000
                                                                           -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   688,000            $ 1,208,000
                                                                           ===========            ===========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 1999 and 1998 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated.

SEGMENT INFORMATION

The Corporation has three principal lines of business and is organized into three operating units based on its product lines: (i) industrial minerals, (ii) metal powders, and (iii) aluminum recycling.

Information pertaining to sales and earnings from operations and assets by business segment appears below:


                                                      Industrial        Metal         Aluminum
Period Ended March 31, 1999          Consolidated      Minerals        Powders        Recycling       Corporate
---------------------------          ------------      --------        -------        ---------       ---------
Net sales                            $27,910,000     $12,577,000     $ 9,324,000     $ 6,009,000     $       --
Operating income (loss)                2,830,000       2,116,000       1,026,000         401,000       (713,000)
Interest (expense)                      (921,000)        (12,000)        (46,000)        (29,000)      (834,000)
Net income                             1,388,000              --              --              --             --

                                                      Industrial        Metal         Aluminum
Period Ended March 31, 1998          Consolidated      Minerals        Powders        Recycling       Corporate
---------------------------          ------------      --------        -------        ---------       ---------
Net sales                            $26,446,000     $11,290,000     $10,204,000     $ 4,952,000     $       --
Operating income (loss)                2,373,000       1,642,000       1,225,000         367,000       (861,000)
Interest (expense)                      (550,000)         (8,000)        (51,000)         (3,000)      (489,000)
Net income                             1,228,000              --              --              --             --

                                                       Industrial        Metal        Aluminum
March 31, 1999                       Consolidated       Minerals        Powders       Recycling       Corporate
--------------                       ------------       --------        -------       ---------       ---------
Current assets                       $39,666,000      $23,959,000    $11,011,000    $ 3,010,000      $ 1,686,000
Total assets                         151,935,000       75,429,000     26,087,000     34,560,000       15,859,000
Total current liabilities             25,182,000        4,864,000      4,552,000      4,122,000       11,644,000
Total shareholders' equity            83,685,000               --             --             --       83,685,000

                                                       Industrial       Metals        Aluminum
March 31, 1998                       Consolidated       Minerals       Powders        Recycling       Corporate
--------------                       ------------       --------        -------       ---------       ---------
Current assets                       $38,786,000      $22,580,000    $11,202,000    $ 2,956,000      $ 2,048,000
Total assets                         123,373,000       71,117,000     25,136,000     16,725,000       10,395,000
Total current liabilities             19,019,000        6,639,000      3,985,000      3,454,000        4,941,000
Total shareholders' equity            77,817,000               --             --             --       77,817,000

DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and U.S. generally accepted accounting principles ("U.S. GAAP") do not have a material effect on the Corporation's reported financial position or net income or cash flows except as follows:

a.   Income Statements

     The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") requires costs of start-up activities and organization costs to be expensed as incurred. Canadian GAAP permits the deferral of such costs.


                                                               March 31, 1999              March 31, 1998
                                                               --------------              --------------
     Net income, as reported                                     $ 1,388,000                 $ 1,228,000
     Less: Start-up activities                                      (541,000)                         --
     Tax effect related thereto                                      151,000                          --
                                                                 -----------                 -----------
     Net income (U.S. GAAP)                                      $   998,000                 $ 1,228,000
                                                                 -----------                 -----------
     Net income per share (U.S. GAAP)
                             - basic                             $      0.12                 $      0.15
                             - fully diluted                     $      0.12                 $      0.14
                                                                 ===========                 ===========

b.   Balance Sheets

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

     For purposes of reporting in accordance with U.S. GAAP, certain equity securities that are not held principally for the purpose of sale in the near term are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. For Canadian GAAP purposes, such securities are to be reported at cost and included in other assets unless there is deemed to have been a permanent impairment in their value.

     U.S. GAAP, SOP 98-5, requires that the costs of start-up activities be expensed in the period incurred rather than be deferred. SOP 98-5 is effective for periods beginning after December 15, 1998. Initial implementation is reported as a cumulative effect of a change in accounting principle without retroactive application.


                                                         March 31, 1999                     December 31, 1998
                                                Canadian GAAP       U.S. GAAP          Canadian GAAP     U.S. GAAP
                                                -------------       ---------          -------------     ---------
     Other assets                                $21,295,000       $18,658,000          $21,374,000     $20,440,000
     Retained earnings                            29,806,000        28,086,000                   --              --
     Unrealized loss on
         available-for-sale securities                    --        (1,307,000)                  --        (934,000)

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:




     March 31                                                                             1999             1998
     --------                                                                             ----             ----
     Net income (U.S. GAAP)                                                            $ 998,000        $1,228,000
     Change in foreign currency translation adjustment, net of tax
           (1999, $39,000; 1998, $19,000)                                                102,000            45,000
     Change in unrealized holding losses on
           available-for-sale securities                                                (373,000)               --
                                                                                       ---------        ----------
     Comprehensive income                                                              $ 727,000        $1,273,000
                                                                                       =========        ==========

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Management has not yet evaluated the effects of this statement on its results of operations. As required, the Corporation will adopt SFAS No. 133 in the first quarter of 2000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 1999 and the three months ended March 31, 1998, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales

The Corporation's net sales for the three months ended March 31, 1999 were $27.9 million, an increase of $1.5 million, or 5.5%, from the comparable period in 1998.

Net sales of $12.6 million in the industrial minerals segment for the three month period ended March 31, 1999 represented an increase of $1.3 million, or 11.4%, over the 1998 period. Of the increase, $1 million is due to an increase in the volume of sales of sodium feldspar. The higher level of activity is expected to continue for at least the second quarter of 1999.

The metal powders segment had sales of $9.3 million for the three months ended March 31, 1999, down $0.9 million, or 8.6%, from the first quarter of 1998. The total decrease is due to a 20% decline in copper powder sales volume. The market for powdered copper is expected to remain soft in the foreseable future.

Net sales for the aluminum recycling segment for the three months ended March 31, 1999 were $6.0 million, an increase of $1.1 million, or 21.3%, from the like period of 1998. The increase is primarily due to the acquisition of an aluminum dross processor in June 1998 offset by lower aluminum prices.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 1999 was $19.6 million, an increase of $0.4 million, or 2.3%, from the comparable period in 1998. The Corporation's gross margin as a percentage of sales increased to 29.8% for the three months ended March 31, 1999 from 27.6% during the first quarter of 1998, reflecting increased volume in the mineral group, as well as improved cost and operating efficiencies throughout the organization.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended March 31, 1999 increased to $3.4 million, a slight increase from the same period of 1998. As a percentage of sales, SG&A decreased slightly from 12.6% in the 1998 period to 12.1% in the 1999 period. SG&A as a percentage of sales is expected to decline in the future.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 1999 was $2.1 million, an increase of 32.6% over the comparable period in 1998, as a result of assets acquired and placed in service over the last three months.

Operating Income

Operating income for the three month period ended March 31, 1999 was $2.8 million, an increase of $0.5 million from the comparable period in 1998.

Interest Income

Interest income for the three months ended March 31, 1999 was $0.1 million, a marginal increase from the same period in 1998.

Interest Expense

Interest expense for the three months ended March 31, 1999 was $0.9 million, up from $0.6 million for the comparable period in 1998. Total indebtedness was $51.5 million at the end of the first quarter of 1999 compared to $26.4 million at the end of the first quarter of 1998.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended March 31, 1999 was $0.5 million, virtually unchanged from the first quarter of 1998. The provision is constant in the face of an increase in income due to the use of a lower effective tax rate in 1999. The Corporation is enjoying the benefits of a higher level of earned depletion arising from its extractive businesses.

Net Income

As a result of the factors discussed above, net income for the three months ended March 31, 1999 was $1.4 million compared to $1.2 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first quarter of 1999, the Corporation generated cash flow from operations of $2.8 million as compared to $0.2 million for the first quarter of 1998. In 1999, non-cash working capital used $0.5 million cash otherwise generated from operations whereas in the corresponding period in 1998 non-cash working capital items used $3.0 million of cash.

The Corporation has received from its bankers an agreement to extend the maturity date of its long term credit facilities to April 1, 2000. The Corporation expects to replace these facilities in the second quarter of 1999.

The Corporation had $14.5 million of working capital at March 31, 1999 compared to $14.8 million at December 31, 1998.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

YEAR 2000

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

ITEM 3 - MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates in the current environment are such that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation's financial instruments is included in the financial instruments note to the Consolidated Financial Statements in the Corporation's 1998 Annual Report, which are incorporated by reference in the Corporation's Form 10K for the year ended December 31, 1998.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE
UNITED STATES  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Factors that could cause actual results to differ materially include, among others, fluctuations in aluminum prices, problems regarding unanticipated competition, processing, access and transportation of supplies, availability of materials and equipment, force majeure events, the failure of plant equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisitions negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Corporation's filings with the Commission. Many of these factors are beyond the Corporation's ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's 1999 Annual and Special Meeting of Shareholders held on May 10, 1999 the following actions were taken and votes tabulated:

1.   Eight directors were elected for the ensuing year.


                NAME                            VOTES FOR                    VOTES WITHHELD
       ---------------------------       -----------------------     ----------------------------
     Paul A. Carroll                            7,200,134                        11,131
     Morton A. Cohen                            7,200,134                        11,131
     John M. Donovan                            7,200,134                        11,131
     R. Peter Gillin                            7,200,134                        11,131
     Peter O. Lawson-Johnston                   7,200,134                        11,131
     Richard L. Lister                          7,200,134                        11,131
     Garth A.C. MacRae                          7,200,134                        11,131
     William J. vanden Heuvel                   7,200,134                        11,131

2. The appointment of Deloitte & Touche as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 1999 was ratified.

                                                                             ABSTENTIONS
                VOTES FOR                     VOTES AGAINST          (INCLUDING BROKER NON-VOTES)
       ---------------------------       -----------------------     ----------------------------
                7,197,794                         5,252                          6,460





3.   The proposal for the Corporation's 1999 Stock Option Plan was approved.

                                                                             ABSTENTIONS
                VOTES FOR                     VOTES AGAINST          (INCLUDING BROKER NON-VOTES)
       ---------------------------       -----------------------     ----------------------------
                5,492,788                        60,687                         40,626



4. The proposal for the Corporation's 1999 Employee Stock Purchase Plan was approved.

                                                                             ABSTENTIONS
                VOTES FOR                     VOTES AGAINST          (INCLUDING BROKER NON-VOTES)
       ---------------------------       -----------------------     ----------------------------
                7,098,518                        74,584                         38,671



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of May, 1999.

                                ZEMEX CORPORATION
                                (Registrant)

                                By:  /s/ ALLEN J. PALMIERE
                                    -----------------------------------
                                     Allen J. Palmiere
                                     Vice President and Chief Financial Officer