Form 10-Q
period 1999-06-30
ZEMEX CORP
filed 1999-08-09
CIK 75644

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

                  For the quarterly period ended June 30, 1999
                          Commission file number 1-228


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

                           -----------     -----------
                            YES    X        NO
                           -----------     -----------

As of June 30, 1999, there were 8,819,152 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

---------------------------------------------------------------------------------------------------
                                                         JUNE 30, 1999           DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------
ASSETS                                                     (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $    735,000                $  1,062,000
Accounts receivable                                         19,621,000                  17,642,000
Inventories                                                 18,139,000                  18,036,000
Prepaid expenses and other                                     998,000                     946,000
Future tax benefits                                            657,000                     657,000
---------------------------------------------------------------------------------------------------
                                                            40,150,000                  38,343,000
Property, plant and equipment                               94,221,000                  90,058,000
Other assets                                                21,500,000                  20,374,000
Future tax benefits (non-current)                              534,000                      91,000
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $156,405,000                $148,866,000
---------------------------------------------------------------------------------------------------
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                         $         --                $ 10,000,000
Accounts payable                                             6,870,000                   6,324,000
Accrued liabilities                                          4,988,000                   4,433,000
Accrued income taxes                                           906,000                     644,000
Current portion of long term debt                              961,000                   2,132,000
---------------------------------------------------------------------------------------------------
                                                            13,725,000                  23,533,000
LONG TERM DEBT                                              52,912,000                  39,354,000
OTHER NON-CURRENT LIABILITIES                                  895,000                   1,006,000
---------------------------------------------------------------------------------------------------
                                                            67,532,000                  63,893,000
---------------------------------------------------------------------------------------------------
NON-CONTROLLING INTEREST                                     3,059,000                   3,075,000
---------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock                                                 8,819,000                   8,708,000
Paid-in capital                                             49,066,000                  48,691,000
Retained earnings                                           31,421,000                  28,418,000
Note receivable from shareholder                            (1,749,000)                 (1,749,000)
Cumulative translation adjustment                           (1,743,000)                 (2,170,000)
---------------------------------------------------------------------------------------------------
                                                            85,814,000                  81,898,000
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $156,405,000                $148,866,000
---------------------------------------------------------------------------------------------------

                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (US$)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        3 MONTHS ENDED JUNE 30             6 MONTHS ENDED JUNE 30

                                                                         1999             1998             1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
NET SALES                                                         $29,501,000      $25,933,000      $57,411,000       $52,380,000
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold                                                 20,059,000       18,317,000       39,641,000        37,465,000
Selling, general and administrative                                 3,925,000        3,528,000        7,311,000         6,861,000
Depreciation, depletion and amortization                            2,184,000        1,670,000        4,295,000         3,262,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   26,168,000       23,515,000       51,247,000        47,588,000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                    3,333,000        2,418,000        6,164,000         4,792,000
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                        39,000           48,000           90,000            82,000
Interest expense                                                   (1,100,000)        (567,000)      (2,022,000)       (1,118,000)
Other, net expense                                                    (32,000)         (45,000)         (82,000)         (127,000)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   (1,093,000)        (564,000)      (2,014,000)       (1,163,000)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
   INCOME TAXES AND NON-CONTROLLING INTEREST                        2,240,000        1,854,000        4,150,000         3,629,000

Provision for income taxes                                            629,000          556,000        1,163,000         1,089,000

Non-controlling interest in (loss) earnings of subsidiary              (3,000)          24,000          (16,000)           38,000
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $ 1,614,000      $ 1,274,000      $ 3,003,000       $ 2,502,000
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE -- basic                                          $ 0.19           $ 0.15           $ 0.36            $ 0.30
                     -- fully diluted                                  $ 0.17           $ 0.14           $ 0.32            $ 0.28
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          8,403,728        8,275,436        8,377,306         8,270,061
-----------------------------------------------------------------------------------------------------------------------------------

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30
                                      (US$)

-----------------------------------------------------------------------------------------------------------------------
                                                                                           1999                   1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 3,003,000           $ 2,502,000
  Adjustments to reconcile income from operations
  to net cash flows from operating activities
     Depreciation, depletion and amortization                                       4,295,000             3,262,000
     Amortization of deferred financing costs                                          97,000                84,000
     Increase in future tax benefits                                                 (443,000)             (119,000)
     Non-controlling interest in (loss) earnings of subsidiary                        (16,000)               38,000
     Loss on sale of property, plant and equipment                                     65,000                 4,000
     Increase in other assets                                                      (1,762,000)             (474,000)
     Decrease in non-current liabilities                                             (111,000)             (113,000)
     Changes in non-cash working capital items                                       (828,000)           (1,245,000)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           4,300,000             3,939,000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                    (7,594,000)           (6,513,000)
     Assets acquired in connection with acquisitions,
        net of cash acquired                                                               --            (7,397,000)
     Acquisitions of securities                                                            --           (12,855,000)
     Proceeds from sale of property, plant and equipment                                1,000             3,117,000
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (7,593,000)          (23,648,000)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in bank indebtedness                                 (10,000,000)            2,000,000
     Net increase in long term debt                                                12,387,000            17,502,000
     Issuance of common stock                                                         521,000               475,000
     Purchase of common stock and options for treasury                                (35,000)             (418,000)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           2,873,000            19,559,000
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                93,000               (25,000)
-----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                                 (327,000)             (175,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,062,000             2,189,000
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   735,000           $ 2,014,000
-----------------------------------------------------------------------------------------------------------------------

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated. See the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete list of accounting policies.

1.   LONG TERM DEBT

In May 1999, the Corporation entered into note purchase agreements with private investors whereby the Corporation issued US$35 million, 7.54% Senior Secured Notes, Series A, due May 21, 2009 and US$15 million, 7.76% Senior Secured Notes, Series B, due May 21, 2014. The proceeds of the bond issue were used to retire the Corporation's existing bank debt. The Corporation also entered into a credit agreement, which provides a 364-day US$20 million operating line of credit. The bonds and the credit facility rank pari-pasu with respect to security. The obligations are secured by a pledge of subsidiary shares, a general security interest and a negative pledge. As at June 30, 1999 there were no borrowings under the credit facility.

2.   SEGMENT INFORMATION

The Corporation has three principal lines of business and is organized into three operating units based on its product lines: (i) industrial minerals,
(ii) metal powders, and (iii) aluminum recycling.

Information pertaining to sales and earnings from operations and assets by business segment appears below:

-------------------------------------------------------------------------------------------------------------------
Three Months Ended                                   Industrial            Metal        Aluminum
June 30, 1999                      Consolidated        Minerals          Powders       Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $29,501,000     $12,716,000       $9,749,000      $7,036,000       $      --
Operating income (loss)               3,333,000       1,986,000        1,277,000         883,000        (813,000)
Interest expense                     (1,100,000)        (67,000)         (48,000)        (17,000)       (968,000)
Net income                            1,614,000              --               --              --              --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Three Months Ended                                   Industrial            Metal        Aluminum
June 30, 1998                      Consolidated        Minerals          Powders       Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $25,933,000     $11,759,000       $8,133,000      $6,041,000        $      --
Operating income (loss)               2,418,000       1,553,000          852,000         652,000         (639,000)
Interest (expense) income              (567,000)         43,000          (58,000)         (7,000)        (545,000)
Net income                            1,274,000              --               --              --               --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Six Months Ended                                     Industrial            Metal         Aluminum
June 30, 1999                      Consolidated        Minerals          Powders        Recycling      Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $57,411,000     $25,293,000      $19,073,000      $13,045,000    $        --
Operating income (loss)               6,164,000       4,102,000        2,304,000        1,284,000     (1,526,000)
Interest expense                     (2,022,000)        (79,000)         (94,000)         (46,000)    (1,803,000)
Net income                            3,003,000              --               --               --             --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Six Months Ended                                     Industrial            Metal         Aluminum
June 30, 1998                      Consolidated        Minerals          Powders        Recycling      Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $52,380,000     $23,048,000      $18,338,000      $10,994,000    $        --
Operating income (loss)               4,792,000       3,194,000        2,077,000        1,020,000     (1,499,000)
Interest (expense) income            (1,118,000)         35,000         (110,000)         (10,000)    (1,033,000)
Net income                            2,502,000              --               --               --             --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                     Industrial             Metal       Aluminum
June 30, 1999                      Consolidated        Minerals           Powders      Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Current assets                     $ 40,150,000     $24,425,000       $10,438,000    $ 3,903,000     $ 1,384,000
Total assets                        156,405,000      77,607,000        25,894,000     35,933,000      16,971,000
Total current liabilities            13,725,000       5,448,000         4,339,000      3,401,000         537,000
Total shareholders' equity           85,814,000              --                --             --      85,814,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                     Industrial             Metal       Aluminum
June 30, 1998                      Consolidated        Minerals           Powders      Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Current assets                     $ 38,597,000     $21,822,000       $10,065,000    $ 4,451,000     $ 2,259,000
Total assets                        145,632,000      71,069,000        24,170,000     26,812,000      23,581,000
Total current liabilities            21,098,000       5,526,000         3,093,000      5,112,000       7,367,000
Total shareholders' equity           78,874,000              --                --             --      78,874,000
-------------------------------------------------------------------------------------------------------------------

3.   DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and U.S. generally accepted accounting principles ("U.S. GAAP") do not have a material effect on the Corporation's reported financial position, net income or cash flows except as follows:

a.   Statements of Income

     The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") requires costs of start-up activities and organization costs to be expensed as incurred. Canadian GAAP permits the deferral of such costs.

     For purposes of reporting in accordance with U.S. GAAP, certain equity securities that are not held principally for the purpose of sale in the near term are classified as available-for-sale securities and are reported at fair value and are translated at current exchange rate which can give rise to an exchange gain or loss. For Canadian GAAP purposes, such securities are to be reported at cost and at the historical exchange rate.

     ----------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30,           Six Months Ended June 30,
     ----------------------------------------------------------------------------------------------------------------
                                                         1999               1998            1999                1998
     Net income, as reported                       $1,614,000         $1,274,000      $3,003,000          $2,502,000
     Less: Start-up activities                       (749,000)                --      (1,291,000)                 --
     Add: Exchange gain on                            127,000                 --         127,000                  --
               available-for-sale securities
     Tax effect related thereto                       174,000                 --         326,000                  --
     ----------------------------------------------------------------------------------------------------------------
     Net income (U.S. GAAP)                        $1,166,000         $1,274,000      $2,165,000          $2,502,000
     ----------------------------------------------------------------------------------------------------------------
     Net income per share (U.S. GAAP)
                         - basic                       $ 0.14             $ 0.15          $ 0.26              $ 0.30
                         - fully diluted               $ 0.14             $ 0.15          $ 0.26              $ 0.28
     ----------------------------------------------------------------------------------------------------------------

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

     ---------------------------------------------------------------------------------------------------------------
                                                          June 30, 1999                   December 31, 1998
                                                  Canadian GAAP        U.S. GAAP      Canadian GAAP       U.S. GAAP
     ---------------------------------------------------------------------------------------------------------------
     Property, plant and equipment                  $94,221,000      $92,036,000        $        --     $        --
     Other assets                                    21,500,000       19,625,000         20,374,000      20,440,000
     Accrued income taxes                               906,000          581,000                 --              --
     Retained earnings                               31,421,000       29,396,000                 --              --
     Unrealized loss on
         available-for-sale securities                       --      (1,710,000)                 --       (934,000)
     ---------------------------------------------------------------------------------------------------------------

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:

     ----------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30,         Six Months Ended June 30,
     ----------------------------------------------------------------------------------------------------------------
                                                             1999             1998             1999             1998
     Net income (U.S. GAAP)                            $1,166,000       $1,274,000       $2,165,000       $2,502,000
     Change in foreign currency translation
        adjustment, net of tax (1999, $80,000,
        $119,000; 1998, $(85,000), $(66,000))             205,000         (199,000)         307,000         (154,000)
     Change in unrealized holding losses on
       available-for-sale securities                     (402,000)              --         (775,000)              --
     ----------------------------------------------------------------------------------------------------------------
     Comprehensive income                                $969,000       $1,075,000       $1,697,000       $2,348,000
     ----------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Management has not yet evaluated the effects of this statement on its results of operations. As required, the Corporation will adopt SFAS No. 133 for years ending on or after June 15, 2000, for U.S. GAAP purposes.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE CORPORATION

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 1999 and the three months ended June 30, 1998, and for the six months ended June 30, 1999 and the six months ended June 30, 1998, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales

The Corporation's net sales for the three months ended June 30, 1999 were $29.5 million compared to $25.9 million for the three months ended June 30, 1998, reflecting an 8.1% increase in sales of industrial minerals, a 19.9% increase in sales of metal powders and a 16.5% increase in sales from the Corporation's aluminum recycling group.

Net sales in the industrial minerals segment for the three month period ended June 30, 1999 increased by $1.0 million to $12.7 million from $11.7 million in the corresponding period of 1998. Of the increase, $0.7 million came from increased volume of mica sales.

Net sales of the Corporation's metal powders were $9.7 million for the three-months ended June 30, 1999, an increase of $1.6 million from the comparable period in 1998. The increase was solely attributable to increased sales of ferrous metal powder products.

Net sales in the aluminum recycling segment for the three months ended June 30, 1999 were $7.0 million higher than the corresponding period of 1998 of $6.0 million. The 1998 period included only one months contribution from Alumitech of Wabash, a business the Corporation acquired in June 1998.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 1999 was $20.1 million, compared to $18.3 million for the second quarter of 1998. As a percentage of net sales, gross margin increased from 29.4% in 1998 to 32.0% for the three months ended June 30, 1999, reflecting higher sales, improved cost efficiencies and the benefit of higher recoveries at the Spruce Pine feldspar operation. The higher recovery is a result of the mine plan and will revert to normal late in 1999.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended June 30, 1999 increased by 11.2% to $3.9 million from $3.5 million in the like period of 1998. As a percentage of net sales, SG&A expense remained virtually unchanged from the same period in 1998.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 1999 was $2.2 million, an increase of $0.5 million, or 30.7%, over the corresponding period in 1998. Of the increase, 40% was due to the impact of the acquisition of Alumitech of Wabash in June 1998. The balance of the increase was as a result of capital expenditures coming on line.

Operating Income

Operating income for the three month period ended June 30, 1999 was $3.3 million, an increase of $0.9 million, or 37.8%, from the comparable period in 1998. The increase was due to the reasons discussed above.

Interest Income

Interest income for the three months ended June 30, 1999 was slightly lower than the same period in 1998.

Interest Expense

Interest expense for the three months ended June 30, 1999 was $1.1 million, compared to $0.6 million in the corresponding period of 1998. Total indebtedness was $53.9 million as of June 30, 1999, $6.6 million higher than the balance of $47.3 million at June 30, 1998.

Provision for Income Taxes

The Corporation's provision for income taxes for the three months ended June 30, 1999 was $0.6 million, $0.1 million higher than in the corresponding period of 1998.

Net Income

As a result of the factors discussed above, net income for the three months ended June 30, 1999 was $1.6 million, an increase of $0.3 million, or 26.7%, from the comparable period in 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales

The Corporation's net sales for the six months ended June 30, 1999 were $57.4 million, an increase of $5.0 million, or 9.6%, from 1998. The increase is due to a 9.7% increase in sales of industrial minerals, a 4.0% increase in sales of metal powders and an 18.7% increase in sales from the aluminum recycling segment.

Net sales in the industrial minerals segment for the six month period ended June 30, 1999 increased by $2.2 million to $25.2 million from $23.0 million in the corresponding period of 1998. The increase is due to higher sales volumes of feldspar, mica and industrial sand.

Net sales in the metal powders segment for the six months ended June 30, 1999 were $19.1 million, an increase of $0.7 million, or 4.0%, from the comparable period in 1998. The increase is due to stronger sales volume of ferrous atomized products.

Sales from the Corporation's aluminum recycling segment for the six months ended June 30, 1999 were $13.0 million, $2.1 million or 18.7% higher than in the same period of 1998. The increase is due to the acquisition of Alumitech of Wabash in June 1998. The 1999 period includes a full six months contribution from this operation.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 1999 was $39.6 million, an increase of $2.2 million, or 5.8%, from the comparable period in 1998. As a percent of net sales, gross margin increased to 31.0% for the six months ended June 30, 1999 from 28.5% for the same period in 1998. The increase is due to higher sales, improved operating efficiencies and favorable recoveries at the Spruce Pine, North Carolina feldspar operation.

Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 1999 increased to $7.3 million from $6.9 million in 1998, an increase of $0.4 million, or 6.6%. As a percentage of net sales, SG&A expense decreased to 12.7% in 1999 from 13.1% in the same period in 1998.

Depreciation, Depletion and Amortization

DD&A for the six months ended June 30, 1999 was $4.3 million, an increase of $1.0 million, or 31.7%, over the comparable period in 1998 as a result of capital expenditures coming on line and the impact of the June 1998 acquisition of Alumitech of Wabash.

Operating Income

Operating income for the six month period ended June 30, 1999 was $6.2 million, an increase of $1.4 million, or 28.6%, from the comparable period in 1998.

Interest Income

Interest income for the six months ended June 30, 1999 was $0.1 million, marginally higher than the same period in 1998.

Interest Expense

Interest expense for the six months ended June 30, 1999 was $2.0 million, $0.9 million or 80.9% higher than the same period in 1998 as a result of increased indebtedness. The Corporation's indebtedness was $53.9 million at June 30, 1999, $6.6 million higher than the balance of $47.3 million as of June 30, 1998.

Provision for Income Taxes

The Corporation's provision for income taxes for the six months ended June 30, 1999 was $1.2 million, $0.1 million higher than the comparable period in 1998. The increase is due to higher pre-tax income in the first six months of 1999.

Net Income

As a result of the factors discussed above, net income for the six months ended June 30, 1999 was $3.0 million, an increase of $0.5 million, or 20.0%, from the comparable period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first half of 1999, operating activities generated $4.3 million of cash as compared to $3.9 million cash generated from operations for the first six months of 1998. In 1999, non-cash working capital items used $0.8 million of the cash otherwise generated from operations as compared to a use of $1.2 million for the corresponding period of 1998. The use of cash in 1999 was primarily due to an increase in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities.

The Corporation had $26.4 million of working capital at June 30, 1999, compared to $14.8 million at December 31, 1998. The working capital increase was due to the new debt facilities entered into by the Corporation. On May 21, 1999 the Corporation issued $35 million of 7.54% Senior Secured Notes, Series A, due May 21, 2009 and $15 million of 7.76% Senior Secured Notes, Series B, due May 21, 2014. The proceeds were used to repay the Corporations existing credit facilities. Concurrent with the bond issue the Corporation entered into a credit agreement, which provides a 364-day, $20 million revolving operating facility. As at June 30, 1999 the operating facility was undrawn.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

YEAR 2000

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(4)(q) Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation as Borrowers, Bank of America Canada as Canadian Agent, Bank of America National Trust and Savings Association as U.S. Agent and The Other Financial Institutions Party Hereto.

(4)(r) Zemex U.S. Corporation, Note Purchase Agreement Dated as of May 21, 1999.

Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 9th day of August, 1999.




                               ZEMEX CORPORATION
                               (Registrant)

                               By:    /s/ Allen J. Palmiere
                                    --------------------------------------
                                      Allen J. Palmiere
                                      Vice President and Chief Financial Officer

                                 Exhibit Index

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

 (4)(q)  Credit Agreement dated as of May 21, 1999 among Zemex Corporation and
         Zemex U.S. Corporation as Borrowers, Bank of America Canada as Canadian
         Agent, Bank of America National Trust and Savings Association as U.S.
         Agent and The Other Financial Institutions Party Hereto.

 (4)(r)  Zemex U.S. Corporation, Note Purchase Agreement Dated as of May 21, 1999.