Form 10-Q
period 1999-09-30
ZEMEX CORP
filed 1999-10-26
CIK 75644

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

                For the quarterly period ended September 30, 1999
                          Commission file number 1-228


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

                      ---------- --------     ------- --------
                          YES       X            NO
                      ---------- --------     ------- --------


As of September 30, 1999, there were 8,847,105 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

---------------------------------------------------------------- -------------------------- --------------------------
                                                                         SEPTEMBER 30, 1999          DECEMBER 31, 1998
---------------------------------------------------------------- -----------------------------------------------------
                                                                           (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $  708,000                $ 1,062,000
Accounts receivable                                                            21,344,000                 17,642,000
Inventories                                                                    18,823,000                 18,036,000
Prepaid expenses and other                                                      1,505,000                    946,000
Future tax benefits                                                               657,000                    657,000
----------------------------------------------------------------------------------------------------------------------
                                                                               43,037,000                 38,343,000

Property, plant and equipment                                                  95,603,000                 89,058,000
Other assets                                                                   20,377,000                 21,374,000
Future tax benefits (non-current)                                                 538,000                     91,000
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $159,555,000               $148,866,000
----------------------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                             $ 3,000,000                $10,000,000
Accounts payable                                                                7,944,000                  6,324,000
Accrued liabilities                                                             5,067,000                  4,433,000
Accrued income taxes                                                              967,000                    644,000
Current portion of long term debt                                                 675,000                  2,132,000
----------------------------------------------------------------------------------------------------------------------
                                                                               17,653,000                 23,533,000

LONG TERM DEBT                                                                 50,614,000                 39,354,000
OTHER NON-CURRENT LIABILITIES                                                     589,000                  1,006,000
----------------------------------------------------------------------------------------------------------------------
                                                                               68,856,000                 63,893,000
----------------------------------------------------------------------------------------------------------------------
NON-CONTROLLING INTEREST                                                        3,035,000                  3,075,000
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock                                                                    8,847,000                  8,708,000
Paid-in capital                                                                49,234,000                 48,691,000
Retained earnings                                                              33,101,000                 28,418,000
Note receivable from shareholder                                               (1,749,000)                (1,749,000)
Cumulative translation adjustment                                              (1,769,000)                (2,170,000)
----------------------------------------------------------------------------------------------------------------------
                                                                               87,664,000                 81,898,000
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $159,555,000               $148,866,000
----------------------------------------------------------------------------------------------------------------------

                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (US$)

--------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30                        SEPTEMBER 30
                                                            1999               1998               1999               1998
--------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
NET SALES
Industrial minerals                                  $12,824,000        $10,336,000        $38,116,000        $33,384,000
Metal powders                                          9,659,000          8,782,000         28,732,000         27,120,000
Aluminum recycling                                     7,291,000          6,559,000         20,337,000         17,552,000
--------------------------------------------------------------------------------------------------------------------------
                                                      29,774,000         25,677,000         87,185,000         78,056,000
--------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold                                    20,474,000         18,130,000         60,115,000         55,594,000
Selling, general and administrative                    3,566,000          2,881,000         10,877,000          9,742,000
Depreciation, depletion and amortization               2,226,000          1,562,000          6,521,000          4,824,000
--------------------------------------------------------------------------------------------------------------------------
                                                      26,266,000         22,573,000         77,513,000         70,160,000
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                       3,508,000          3,104,000          9,672,000          7,896,000
--------------------------------------------------------------------------------------------------------------------------
Interest income                                           32,000             65,000            122,000            147,000
Interest expense                                      (1,187,000)          (434,000)        (3,209,000)        (1,552,000)
Other expense                                            (52,000)          (852,000)          (134,000)          (979,000)
--------------------------------------------------------------------------------------------------------------------------
                                                      (1,207,000)        (1,221,000)        (3,221,000)        (2,384,000)
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
     AND NON-CONTROLLING INTEREST                      2,301,000          1,883,000          6,451,000          5,512,000

PROVISION FOR INCOME TAXES                               644,000            565,000          1,808,000          1,654,000

NON-CONTROLLING INTEREST IN LOSS OF
     SUBSIDIARY                                         (23,000)           (40,000)           (40,000)            (1,000)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $ 1,680,000        $ 1,358,000        $ 4,683,000        $ 3,859,000
--------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - basic                               $0.20              $0.16              $0.56              $0.47
                     - diluted                              0.18               0.15               0.50               0.43
--------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING            8,456,727          8,287,262          8,404,070          8,275,858
--------------------------------------------------------------------------------------------------------------------------

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                      (US$)

---------------------------------------------------------------------------------------------------------------------------
                                                                                         1999                       1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                       $ 4,683,000                 $ 3,859,000
 Adjustments to reconcile income from operations
 to net cash flows from operating activities
     Depreciation, depletion and amortization                                       6,521,000                   4,824,000
     Amortization of deferred financing costs                                         173,000                     125,000
     Increase in future tax benefits                                                 (447,000)                   (234,000)
     Non-controlling interest in subsidiary earnings                                  (40,000)                     (1,000)
     Loss (gain) on sale of property, plant and equipment                              96,000                       3,000
     Decrease (increase) in other assets                                               13,000                    (611,000)
     (Decrease) increase in other non-current liabilities                            (417,000)                     92,000
     Changes in non-cash working capital items                                     (2,545,000)                 (2,286,000)
----------------------------------------------------------------------------------------------------------- ----------------
Net cash provided by operating activities                                           8,037,000                   5,771,000
----------------------------------------------------------------------------------------------------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                   (11,965,000)                (13,979,000)
     Acquisitions, net of cash acquired                                                    --                  (7,440,000)
     Acquisitions of securities                                                            --                 (14,175,000)
     Proceeds from sale of assets                                                       1,000                   3,120,000
     Proceeds from sale of securities                                                      --                   9,772,000
----------------------------------------------------------------------------------------------------------- ----------------
Net cash used in investing activities                                             (11,964,000)                (22,702,000)
----------------------------------------------------------------------------------------------------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in long term debt                                                 9,803,000                  17,119,000
     Net (decrease) increase bank indebtedness                                     (7,000,000)                  7,000,000
     Issuance of common stock                                                         789,000                     765,000
     Purchase of common stock and options for treasury                               (107,000)                   (417,000)
----------------------------------------------------------------------------------------------------------- ----------------
Net cash provided by financing activities                                           3,485,000                  24,467,000
----------------------------------------------------------------------------------------------------------- ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                88,000                     (67,000)
----------------------------------------------------------------------------------------------------------- ----------------
NET (DECREASE) INCREASE IN CASH                                                      (354,000)                  7,469,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,062,000                   2,189,000
----------------------------------------------------------------------------------------------------------- ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 708,000                 $ 9,658,000
---------------------------------------------------------------------------------------------------------------------------

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries (the "Corporation"). The financial data for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. All material intercompany transactions have been eliminated. See the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete list of accounting policies. All dollar amounts shown herein are in U.S. dollars unless noted otherwise.

1.   LONG TERM DEBT

In May 1999, the Corporation entered into note purchase agreements with private investors whereby the Corporation issued $35 million, 7.54% Senior Secured Notes, Series A, due May 21, 2009 and $15 million, 7.76% Senior Secured Notes, Series B, due May 21, 2014. The proceeds of the note issues were used to retire the Corporation's existing bank debt. The Corporation also entered into a credit agreement, which provides a 364-day $20 million operating line of credit. The notes and the credit facility rank pari passu with respect to security. The obligations are secured by a pledge of subsidiary shares, a general security interest and a negative pledge. The Corporation drew down $3 million on its credit facility and retired its outstanding industrial development revenue bond as of September 1, 1999.

2.   SEGMENT INFORMATION

The Corporation has three principal lines of business and is organized into three operating units based on its product lines: (i) industrial minerals, (ii) metal powders, and (iii) aluminum recycling.

Information pertaining to sales and earnings from operations and assets by business segment appears below:

-------------------------------------------------------------------------------------------------------------------
Three Months Ended                                   Industrial            Metal        Aluminum
September 30, 1999                 Consolidated        Minerals          Powders       Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $29,774,000     $12,824,000      $ 9,659,000     $ 7,291,000      $        --
Operating income (loss)               3,508,000       1,921,000        1,609,000         807,000         (829,000)
Interest expense                     (1,187,000)        (58,000)         (40,000)         (8,000)      (1,081,000)
Net income                            1,680,000              --               --              --               --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Three Months Ended                                   Industrial            Metal        Aluminum
September 30, 1998                 Consolidated        Minerals          Powders       Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $25,677,000     $10,336,000      $ 8,782,000     $ 6,559,000       $       --
Operating income (loss)               3,104,000       1,951,000        1,040,000         555,000         (442,000)
Interest (expense) income              (434,000)         48,000          (37,000)        (13,000)        (432,000)
Net income                            1,358,000              --               --              --               --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                    Industrial            Metal         Aluminum
September 30, 1999                 Consolidated        Minerals          Powders        Recycling      Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $87,185,000     $38,116,000      $28,732,000      $20,337,000      $        --
Operating income (loss)               9,672,000       6,023,000        3,913,000        2,091,000       (2,355,000)
Interest expense                     (3,209,000)       (138,000)        (134,000)         (54,000)      (2,883,000)
Net income                            4,683,000              --               --               --               --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                    Industrial            Metal         Aluminum
September 30, 1998                 Consolidated        Minerals          Powders        Recycling      Corporate
-------------------------------------------------------------------------------------------------------------------
Net sales                           $78,056,000     $33,384,000      $27,120,000      $17,552,000      $        --
Operating income (loss)               7,896,000       5,146,000        3,118,000        1,574,000       (1,942,000)
Interest (expense) income            (1,552,000)         83,000         (147,000)         (24,000)      (1,464,000)
Net income                            3,859,000              --               --               --               --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                     Industrial             Metal       Aluminum
September 30, 1999                 Consolidated        Minerals           Powders      Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------
Current assets                      $43,037,000     $26,402,000       $ 9,998,000    $ 5,341,000     $ 1,296,000
Total assets                        159,555,000      79,993,000        25,601,000     37,168,000      16,793,000
Total current liabilities            17,653,000       5,850,000         3,792,000      3,289,000       4,722,000
Total shareholders' equity           87,664,000              --                --             --      87,664,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                     Industrial            Metal         Aluminum
December 31, 1998                  Consolidated        Minerals          Powders        Recycling      Corporate
-------------------------------------------------------------------------------------------------------------------
Current assets                     $ 38,343,000     $22,770,000       $10,035,000     $ 3,513,000     $ 2,025,000
Total assets                        148,866,000      74,104,000        24,969,000      33,464,000      16,329,000
Total current liabilities            23,533,000       5,029,000         3,210,000       3,777,000      11,517,000
Total shareholders' equity           81,898,000              --                --              --      81,898,000
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

     For purposes of reporting in accordance with U.S. GAAP, certain equity securities that are not held principally for the purpose of sale in the near term are classified as available-for-sale securities, are reported at fair value and are translated at the current exchange rate which can give rise to an exchange gain or loss. For Canadian GAAP purposes, such securities are to be reported at cost and at the historical exchange rate.

     ----------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
     ----------------------------------------------------------------------------------------------------------------
                                                    1999                1998              1999                 1998

     Net income, as reported                  $1,680,000          $1,358,000        $4,683,000           $3,859,000
     Less: Start-up activities                  (552,000)         (1,363,000)       (1,844,000)          (1,363,000)
     Add: Exchange (loss) gain
          on available-for-sale
          securities                             (13,000)                 --           115,000                   --
     Tax effect related thereto                  158,000             409,000           484,000              409,000
     ----------------------------------------------------------------------------------------------------------------
     Net income (U.S. GAAP)                   $1,273,000            $404,000        $3,438,000           $2,905,000
     ----------------------------------------------------------------------------------------------------------------
     Net income per share
     (U.S. GAAP)
                - basic                            $0.15               $0.05             $0.41                $0.35
                - fully diluted                    $0.15               $0.05             $0.41                $0.34
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

     ---------------------------------------------------------------------------------------------------------------
                                                        September 30, 1999                December 31, 1998
                                                  Canadian GAAP        U.S. GAAP      Canadian GAAP       U.S. GAAP
     ---------------------------------------------------------------------------------------------------------------
     Property, plant and equipment                  $95,603,000      $92,866,000        $89,058,000     $89,058,000

     Other assets                                    20,377,000       18,501,000         21,374,000      20,440,000
     Accrued income taxes                               967,000          483,000            644,000         644,000
     Retained earnings                               33,101,000       30,679,000         28,418,000      28,418,000
     Unrealized loss on available-for-sale securities        --       (1,707,000)                --        (934,000)
     ---------------------------------------------------------------------------------------------------------------


c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:

----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
----------------------------------------------------------------------------------------------------------------------
                                                             1999             1998             1999             1998
Net income (U.S. GAAP)                                 $1,273,000          $404,000       $3,438,000       $2,905,000
Change in foreign currency translation
   adjustment, net of tax (1999, ($7,000);
   $112,000; 1998, ($106,000); ($172,000))                (18,000)         (248,000)         289,000         (402,000)
Change in unrealized holding gains (losses)
   on available-for-sale securities                         3,000          (413,000)        (772,000)        (413,000)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                   $1,258,000         $(257,000)      $2,955,000       $2,090,000
----------------------------------------------------------------------------------------------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE CORPORATION

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 1999 and the three months ended September 30, 1998, and for the nine months ended September 30, 1999 and the nine months ended September 30, 1998, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

The Corporation's net sales for the three months ended September 30, 1999 rose 16.0% to $29.8 million from $25.7 million for the three months ended September 30, 1998 as a result of increased sales in each of the Corporation's three business segments.

The Corporation's industrial minerals segment reported sales of $12.8 million for the three month period ended September 30, 1999, an increase of $2.5 million, or 24.1%, from the third quarter of 1998, reflecting increased sales volume of feldspar, mica, talc and clay.

In the metal powders division, an increase in sales of both sponge iron and atomized products contributed to a $0.9 million increase in total net sales to $9.7 million for the three months ended September 30, 1999. The increased sales is mainly due to the success the Corporation has had in focusing on being a supplier of specialty atomized products.

Higher aluminum prices, an increase in tolling and tipping revenues and an increase in sales of flameshield products helped improve net sales in the aluminum recycling segment to $7.3 million for the three month period ended September 30, 1999, an increase of $0.7 million, or 11.2%, over the same period in 1998. This increase was partially offset by a decrease in the number of pounds of aluminum sold due to tight capacity in the world aluminum market and the resultant lower grade of available feedstock.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 1999 was $20.5 million compared to $18.1 million for the third quarter of 1998. As a percentage of net sales, gross margin increased from 29.4% for the three months ended September 30, 1998 to 31.2% for the corresponding period in 1999. The increase in gross margin is attributable to higher volumes and a focus on cost control and improved operating efficiencies.

Selling, General and Administrative Expense

Selling, general, and administrative ("SG&A") expense for the three months ended September 30, 1999 increased by 23.8% to $3.6 million from $2.9 million in the comparable period of 1998; however, as a percentage of net sales, SG&A expense was 12.0% in the third quarter of 1999, virtually unchanged from the same period in 1998.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 1999 was $2.2 million, an increase of $0.7 million, or 42.5%, over the corresponding period in 1998. This increase is due to capital expenditures made and placed in service during the last twelve months.

Operating Income

As a result of the foregoing, operating income for the three month period ended September 30, 1999 was $3.5 million, an increase of $0.4 million, or 13.0%, from the comparable period in 1998.

Interest Income

Interest income for the three months ended September 30, 1999 was slightly lower than the $0.1 million recognized in the same quarter of 1998.

Interest Expense

Interest expense for the three months ended September 30, 1999 was $1.2 million, compared to $0.4 million in the corresponding period in 1998. Part of the increase is due to a $2.4 million increase in total indebtedness to $54.3 million at September 30, 1999 from $51.9 million at September 30, 1998. The balance is due to the interest expense associated with certain capital projects and investments that was previously being capitalized and is now being expensed.

Other Expense

Other expense for the three months ended September 30, 1999 was $0.1 million, compared to $0.9 million for the corresponding period of 1998. During the third quarter of 1998, the Corporation recognized a one-time foreign exchange loss of $0.7 million in connection with its investment in Inmet Mining Corporation ("Inmet"). During 1998, the Corporation initiated an attempted acquisition of control of Inmet and approximately 4 million shares of Inmet were acquired and financed by the Corporation's credit facilities as a result. Subsequently, the acquisition was abandoned and the Corporation sold approximately 2.6 million common shares of Inmet for proceeds of approximately C$14.7 million. As at September 30, 1998, the Corporation booked a provision of $413,000 as a reduction to shareholders' equity to mark to market the residual investment in the available-for-sale securities. The Corporation also booked a foreign exchange loss of $0.7 million in other income as a result of a decline in the value of its Canadian dollar investment in Inmet.

Provision for Income Taxes

As a result of a 22.2% increase in pre-tax income, the Corporation's provision for income taxes for the three months ended September 30, 1999 increased slightly to $0.6 million compared to the same period in 1998.

Net Income

As a result of the factors discussed above, net income for the three months ended September 30, 1999 was $1.7 million, an increase of $0.3 million, or 23.8%, from the comparable period in 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

On a year-to-date basis, the Corporation's net sales for the nine months ended September 30, 1999 rose $9.1 million, or 11.7%, to $87.2 million over the first three quarters of 1998 as a result of increased sales in each of the Corporation's three business segments.

Net sales in the industrial minerals segment for the nine month period ended September 30, 1999 were up by $4.7 million to $38.1 million from $33.4 million in 1998. The increase is due to higher sales volume of most of the Corporation's major industrial mineral products.

In the metal powders segment net sales for the nine months ended September 30, 1999 were $28.7 million, an increase of $1.6 million, or 5.9%, from the comparable period in 1998. The increase is primarily the result of sales of ferrous atomized products. The Corporation redirected its strategy to focus on supplying specialty niche atomized products about two years ago and is capitalizing on the success of this initiative.

Net sales in the aluminum recycling segment for the nine month period ended September 30, 1999 rose $2.8 million or 15.9% to $20.3 million over the same period in 1998. Most of the difference year over year is due to the Corporation's acquisition of an aluminum dross processor in Wabash, Indiana, in June 1998; the 1999 period includes a full nine months contribution from this operation.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 1999 was $60.1 million, an increase of $4.5 million, or 8.1%, over the first three quarters of 1998. As a percentage of net sales, gross margin increased to 31.0% in 1999 from 28.8% in 1998. The increase is due to higher sales volumes and improved operating efficiencies.

Selling, General and Administrative Expense

SG&A expense for the nine months ended September 30, 1999 rose to $10.9 million from $9.7 million in 1998, an increase of $1.2 million, or 11.7% due to increased staffing; however, as a percentage of net sales, SG&A expense remained virtually unchanged at 12.5% from the corresponding period in 1998.

Depreciation, Depletion and Amortization

DD&A for the nine months ended September 30, 1999 was $6.5 million, an increase of $1.7 million, or 35.2%, over the comparable period in 1998 as a result of assets acquired and placed in service over the last twelve months. On a year-to-date basis the Corporation has spent $12.0 million on capital expenditures in 1999.

Operating Income

Operating income for the nine month period ended September 30, 1999 was $9.7 million, an increase of $1.8 million, or 22.5%, from the comparable period in 1998. As a percentage of sales, operating income increased to 11.1% in the first three quarters of 1999 from 10.1% in the corresponding period of 1998.

Interest Income

Interest income for the nine months ended September 30, 1999 was $0.1 million, slightly lower than the corresponding period in 1998.

Interest Expense

Interest expense for the nine months ended September 30, 1999 was $3.2 million, 106.9% or $1.7 million, higher than the same period in 1998. Part of the increase is due to an increase in total indebtedness and the balance is due to the interest expense associated with certain capital projects and investments that was previously being capitalized and that is now being expensed.

Other Expense

Other expense for the nine months ended September 30, 1999 was $0.1 million, compared to $1.0 million in the same period in 1998. As outlined above, the Corporation recognized a translation loss of $0.7 million in the third quarter of 1998 in connection with its acquisition of approximately 4 million common shares of Inmet.

Provision for Income Taxes

The Corporation's provision for income taxes for the nine month period September 30, 1999 increased to $1.8 million from $1.7 million in the comparable period of 1998.

Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 1999 was $4.7 million, a increase of $0.8 million, or 21.3%, from the comparable period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first nine months of 1999, the Corporation generated $8.0 million of cash from operations as compared to $5.8 million cash generated for the first nine months of 1998.

The Corporation had $25.4 million of working capital at September 30, 1999, compared to $14.8 million at December 31, 1998. The working capital increase is mainly due to the new debt facilities entered into by the Corporation. On May 21, 1999 the Corporation issued $35 million of 7.54% Senior Secured Notes, Series A, due May 21, 2009 and $15 million of 7.76% Senior Secured Notes, Series B, due May 21, 2014. The proceeds were used to repay the Corporation's existing credit facilities. Concurrent with the bond issue the Corporation entered into a credit agreement, which provides a 364-day, $20 million revolving operating facility. The Corporation drew down $3.0 million under the operating facility and retired its outstanding industrial development revenue bond as of September 1, 1999.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.


YEAR 2000

The Corporation operates in basic industries that do not rely heavily on computerized systems. The major systems operated by the Corporation are those for financial reporting, all of which are year 2000 compliant. As a result, it is the opinion of management that any year 2000 issues that may arise will not have a material adverse impact on the financial condition or performance of the Corporation. The Corporation is continuing its review of key suppliers to determine their exposure to problems arising from Year 2000. The review is being conducted by management and additional resources are not believed to be required. Given the current status of the Corporation's activities, no contingency plans are currently in place.

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


                                     PART II

ITEM 5 - OTHER INFORMATION

In October 1999, the Corporation extended a loan to Richard L. Lister, President and Chief Executive Officer, in the amount of $1,749,000, representing amounts due from him pursuant to the Key Executive Common Stock Purchase Plan. The loan, which was used to acquire 357,000 common shares of the Corporation, is non-interest bearing and secured by a pledge of most of the shares acquired. The loan is renewed annually and is now due on the earlier of August 12, 2000 or 30 days after the termination of employment. Since the loan arose from the sale of treasury stock, it is classified as a reduction of shareholders' equity.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 22nd day of October, 1999.


                              ZEMEX CORPORATION
                              (Registrant)


                              By:   /s/ Allen J. Palmiere
                                   ---------------------------------------------
                                    Allen J. Palmiere
                                    Vice President and Chief Financial Officer