Form 10-K405
period 1999-12-31
ZEMEX CORP
filed 2000-04-14
CIK 75644

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          Commission file number 1-228

                               ZEMEX CORPORATION
             (Exact name of registrant as specified in its charter)


            CANADA                                                NONE
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)


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

                                 YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock (common shares, no par value) held by non-affiliates as of March 31, 2000 (based on the closing sale price of $8.375 on the New York Stock Exchange) was $40,358,510.

As of March 31, 2000, 8,899,224 shares of the registrant's common shares, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Definitive Proxy Statement filed with the Commission
pursuant to Regulation 14A with respect to the 2000
Annual Meeting of Shareholders                                          Part III

                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS
                                       AND
                              CROSS-REFERENCE SHEET


                                     PART I


                                                                               PAGE
Item 1.   Business ...........................................................   1
Item 2.   Properties .........................................................   7
Item 3.   Legal Proceedings ..................................................   8
Item 4.   Submission of Matters to a Vote of Security Holders ................   8
Item 10.  Executive and Other Officers of the Registrant(A) ..................   *



                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ............................................................   9
Item 6.   Selected Financial Data ............................................  10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation ...............................................  11
Item 8.   Financial Statements and Supplementary Data ........................  19
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ...............................................  19



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant(B) ..............  *
Item 11.  Executive Compensation(B) ..........................................  *
Item 12.  Security Ownership of Certain Beneficial Owners and Management(B) ..  *
Item 13.  Certain Relationships and Related Transactions(B) ..................  *



                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...  20

__________________________

(A) Included in Part I, Item 1, pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

(B) Information responsive to these Items is set forth in the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and in the Annual Report to Shareholders on page F-22 (Note 14) of this report.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Zemex Corporation (the "Corporation" or "Zemex"), a company incorporated under the Canada Business Corporations Act, is a niche producer of specialty materials and products for use in a variety of industrial applications. Zemex operates through three major divisions: (i) industrial minerals, (ii) metal powders, and
(iii) aluminum recycling. Its major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, ferrous and non ferrous powders, and aluminum dross derivatives. As at December 31, 1999, Zemex operated eighteen plants throughout Canada and the United States.

On December 8, 1999, the Corporation announced that it had retained Banc of America Securities, LLC to review methods and opportunities to maximize value for the Corporation's shareholders. On April 11, 2000, the Corporation announced that it had completed the sale of the two subsidiaries comprising the metal powders division, Pyron Corporation and Pyron Metal Powders, Inc., to a subsidiary of Hoganas AB for gross proceeds of approximately $41 million in cash, subject to certain post-closing adjustments. There can be no assurance that any further transactions will result from these efforts to maximize shareholder value. As a result of the sale of the Pyron companies, the metal powders division has been reflected as discontinued operations in the Corporation's consolidated statements of income.

Originally, Zemex was incorporated under the laws of the State of Maine in 1907 and was known as Yukon Gold Corporation. At its annual meeting of shareholders on May 20, 1938, a resolution was passed to change its name to Yukon-Pacific Mining Corporation. On November 8, 1939, Zemex reorganized, incorporated under the laws of the State of Delaware, and changed its name to Pacific Tin Consolidated Corporation. Also in 1939, Zemex listed on the New York Stock Exchange. In 1985, Zemex changed its name to its current form and reincorporated under the laws of the State of Delaware as the successor to Pacific Tin Corporation. Effective January 21, 1999 Zemex completed a reorganization pursuant to which shareholders of the predecessor Delaware corporation became shareholders of a corporation incorporated under the Canada Business Corporations Act.

INDUSTRIAL MINERALS

The Corporation's industrial minerals division is comprised of The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite"), Suzorite Mineral Products, Inc. ("SMP"), Zemex Fabi-Benwood, LLC, Zemex Industrial Minerals, Inc. and Zemex Mica Corporation ("ZMC") (collectively, "Zemex Industrial Minerals" or "ZIM"). Each of these companies is either directly or indirectly a wholly-owned subsidiary of Zemex, except for Zemex Fabi-Benwood, LLC of which Zemex owns 60%.

TFC has mining and processing facilities in Edgar, Florida; Monticello, Georgia; and Spruce Pine, North Carolina. Using traditional methods, TFC mines sodium feldspar from two different ore deposits in the Spruce Pine area. Potassium feldspar is mined from two deposits close to the Monticello plant. TFC's kaolin and sand products are recovered by dredging and wet separation at the Edgar property. All mined and recovered products are subjected to standard and proprietary milling and drying techniques.

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

SMP produces talc and other minerals at Natural Bridge, New York; Murphy, North Carolina; Van Horn, Texas; and Benwood, West Virginia. SMP purchases talc for conversion and processing at its plant in Natural Bridge and processes products directed primarily to the cosmetic and pharmaceutical industries. The production facility in Van Horn processes talc mined in proximity to the plant for the coatings, plastics and ceramics industries. The Benwood operation processes a wide range of talc products from imported raw materials for ultimate use in the plastics industry. The Murphy plant purchases raw materials and produces baryte products, primarily for the oil drilling and coatings industries.

In January 1998, the Corporation acquired ZMC, a muscovite mica producer in the Spruce Pine, North Carolina area close to TFC's feldspar plant where by-product muscovite mica is produced. A major capital expenditure program to retrofit and expand these facilities was completed at the end of 1999 and it is expected that the plant will be operating at close to full capacity by mid-2000. This acquisition enhances the Corporation's position as a major mica supplier.

In February 1998, Industria Mineraria Fabi S.r.l. ("Fabi"), a leading
European talc producer, became an investor in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and is providing access to its technology and to its premium talc deposit in Australia. SMP manages the new entity pursuant to an operating agreement.

Demand for Zemex's industrial minerals is related to the pace of the general economy and, particularly, the residential and commercial construction industries.

The Corporation's industrial minerals sales were $50.4 million in 1999, compared to $44.8 million in 1998 and $43.4 million in 1997. This business segment reported operating income of $8.0 million in 1999, $5.8 million in 1998, and $6.5 million in 1997.

During 1999, considerable efforts were directed to product development, marketing, capital expansion projects and product quality improvement. The Corporation expects these efforts will bear fruit in the future.

Capital expenditures were $7.1 million in 1999 compared to $8.3 million in 1998 and $9.9 million in 1997. Major capital spending in 1999 included the retrofitting of the muscovite mica operation that was acquired in 1998. In 2000, capital expenditures are expected to be approximately $3.4 million.

METAL POWDERS

The metal powder division consists of two wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron"). Pyron operates plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. Pyron's major products include iron, steel, copper, copper alloy powders and manganese sulfide. As noted below in more detail, the metal powders division was sold on April 11, 2000.

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

Sales for the metal powders group increased to $39.0 million in 1999 from $35.6 million in 1998 as a result of higher sales volumes of ferrous and non ferrous metal powders. Sales were $33.9 million in 1997. During the same period, operating income increased from $4.0 million in 1998 to $6.1 million in 1999. Operating income was $2.4 million in 1997. This division anticipates margins to further improve in the year 2000 as a result of new products, higher metal powder production, continuing cost reductions and efficiency improvement programs.

Capital expenditures for the metal powders group were $1.6 million in 1999 as compared to $2.1 million in 1998 and $1.3 million in 1997. During 1999, expenditures were primarily directed towards general sustaining capital requirements. In 2000, capital expenditures are anticipated to be $1.6 million.

On April 11, 2000, the Corporation announced the completion of the sale of its metal powder division for gross proceeds of approximately $41 million, subject to certain post-closing adjustments. The sale resulted in a gain of approximately $18 million. These subsidiaries have been reflected as discontinued operations on the Corporation's consolidated statement of income and prior years have been reclassified to reflect this disclosure.

ALUMINUM RECYCLING

Zemex's aluminum recycling group is composed of Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc. (collectively, "Alumitech"), all of which are direct or indirect wholly-owned subsidiaries. Alumitech has three facilities: aluminum dross reprocessing plants in Cleveland, Ohio and Wabash, Indiana, and a heat containment fabrication plant in Macedonia, Ohio. Its administrative office is in Streetsboro, Ohio.

Alumitech is an aluminum dross processor that has developed and patented proprietary technology to recycle secondary aluminum drosses into industrial feedstock components, eliminating the necessity for landfill. Aluminum dross is the waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which has a high salt content, forms the primary feedstock for Alumitech's process. Conventional dross processors simply recover aluminum metal and some oxides and send the residue to landfill. Using its patented process, Alumitech has the ability to separate the dross into its basic components: aluminum metal, alumina and metal fines, salts and non-metallic product ("NMP") and further refine the NMP for use as a feedstock for the production of calcium aluminate, refractory ceramic fibre and other commercially acceptable products. Currently, competitive processes landfill anywhere from 40%-75% of the volume of dross received, whereas Alumitech's recycling process has the ability to virtually eliminate the need for landfill. Alumitech is considered the industry leader in the development of alternative uses for NMP. Alumitech's patents on its technology to process NMP have a remaining life of approximately 11 years.

In February 1997, Alumitech, through its wholly-owned subsidiary, Engineered Thermal Systems, Inc., acquired the assets of Schaefer Brothers, Inc., a small regional manufacturer of ceramic fiber-based heat containment systems located in Medina, Ohio. The Schaefer Brothers business was merged with Engineered Thermal Systems, Inc., also a manufacturer of ceramic fiber-based heat containment systems, to form ETS Schaefer Corporation.

In June 1998, Alumitech acquired 100% of the issued and outstanding shares of Alumitech of Wabash, Inc. (previously known as S&R Enterprises, Inc.), a Wabash, Indiana based aluminum dross processor. This acquisition provides Alumitech with additional metal melting capacity and the opportunity to expand its NMP processing capability.

Sales for the aluminum recycling group increased to $27.2 million in 1999 from $23.5 million in 1998 and $19.9 million in 1997. The increase from 1998 to 1999 was primarily due to increased sales from Alumitech of Wabash, Inc., which was acquired in June 1998. The 1999 numbers include a full year of operation. During the same interval, operating income decreased slightly to $2.8 million in 1999 from $2.9 million in 1998. Operating income was $1.9 million in 1997. Management anticipates improved margins in this segment in 2000 as a result of new products, continuing cost reductions, and efficiency improvement programs.

Capital expenditures for the aluminum recycling group were $5.0 million in 1999 as compared to $10.1 million in 1998 and $5.3 million in 1997. The 1999 expenditures were primarily directed to the construction and commercialization of a new NMP processing facility at the Cleveland plant and the expansion of the aluminum dross recycling operation in Wabash, Indiana. In 2000, capital expenditures are anticipated to be $3.7 million.

RAW MATERIALS AND OTHER REQUIREMENTS

In recent years, the Corporation has not experienced any substantial difficulty in satisfying the raw materials requirements for its metal powders and aluminum recycling operations, which are the segments that consume, rather than supply, raw materials. However, no assurance can be given that any shortages of these or other necessary materials or equipment will not develop or that increased prices will not adversely affect the Corporation's business in the future.

SEASONALITY

The efficiency and productivity of the Corporation's operations can be affected by unusually severe weather conditions. During the winter of 1999, there were minor production outages at the Corporation's operating facilities in North Carolina, New York, Ohio and Quebec due to inclement weather, but they were not significant enough to materially affect 1999 operating results.

COMPETITION

All of the Corporation's products are sold in highly competitive markets, which are influenced by price, performance, customer location, service, competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals, metal powders and aluminum recycling. No material part of the Corporation's business is dependent upon any single customer, or upon very few customers, the loss of any one of which could have a material adverse impact on the Corporation.

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

The Corporation is one of five North American producers of metal powders. The market for metal powders is affected primarily by product performance, consistency of quality and price. To some extent, competition in the metal powder industry is affected by imports of finished metal powder parts. Product prices over the last several years have been strongly influenced by available capacity. Demand for metal powders is a function of general economic conditions, particularly in the automotive market. The Corporation completed the sale of its metal powder division on April 11, 2000.

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

RESEARCH AND DEVELOPMENT

The Corporation carries on an active program of product development and improvement. Research and development expense was $1.1 million in 1999, $0.6 million in 1998 and $1.0 million in 1997.

Financial information about continuing operations by industry segment is set forth on pages F-22 to F-25 of this report. Financial information for the metal powders division, which has been disclosed as a discontinued operation, is set forth on pages F-20 to F-21.

ENVIRONMENTAL CONSIDERATIONS

Laws and regulations currently in force which do or may affect the Corporation's domestic operations include the Federal Clean Air Act of 1970, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Toxic Substances Control Act, CERCLA (superfund) and regulations under these Acts, the environmental protection regulations of various governmental agencies (e.g. the Bureau of Land Management Surface Management Regulations, Forest Service Regulations, and Department of Transportation Regulations), laws and regulations with respect to permitting of land use, various state and local laws and regulations concerned with zoning, mining techniques, reclamation of mined lands, air and water pollution and solid waste disposal. Each of the Corporation's operations strives to be environmentally sensitive. Currently, the Corporation is not aware of any materially adverse environmental problems or issues.

EMPLOYEES

The approximate number of employees in the Corporation as of December 31, 1999 is set forth below:


Industrial Minerals  324
Metal Powders        173
Aluminum Recycling   171
Corporate              7
                     ---
Total                675
                     ===

Approximately 65 employees at the Corporation's metal powder operations in Niagara Falls, New York, are covered by a three-year collective bargaining agreement, which expires April 15, 2001. At the ferrous metal powder facilities in Tennessee, approximately 38 employees are covered by a four-year agreement, which expires February 28, 2002.

Approximately 20 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 12, 2002.

At Alumitech, approximately 28 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 2001 and one agreement expiring December 31, 2001.

Approximately 57 hourly employees at TFC's sodium feldspar plant in Spruce Pine, NC are covered by a wage agreement, which expires January 31, 2001.

The Corporation considers its labour relations to be good.

FOREIGN OPERATIONS

The Corporation's operations are located in the United States and Canada, countries whose institutions and governmental policies are generally similar. Although there can be no assurance as to future conditions, the Corporation has experienced no political activities, social upheavals, currency restrictions or similar factors, which have had any material adverse effect to date on the results of its operations or financial condition.

EXPORT SALES

The Corporation's industrial minerals, metal powders and aluminum recycling operations sell their products internationally to a wide variety of customers including the ceramics, glass and powder metallurgy industries. Export sales were 8.5% of total sales for the year ended December 31, 1999.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT


                                                                       SERVED IN
OFFICER                POSITION                                 AGE  POSITION SINCE

Peter Lawson-Johnston  Chairman of the Board of Directors       73        1975

Richard L. Lister      President and Chief Executive Officer    61        1993

Allen J. Palmiere      Vice President, Chief Financial Officer  47        1993
                       and Assistant Secretary

Peter J. Goodwin       President, Industrial Minerals           49        1994


Terrance J. Hogan      President, Aluminum Recycling            44        1995

George E. Gillespie    President, Metal Powders                 57        1997

Patricia K. Moran      Corporate Secretary and                  34        1997
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

ITEM 2. PROPERTIES

The industrial minerals segment has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This segment owns approximately 391,500 square feet of office and plant floor space. As well, the 60% owned processing facility in Benwood, West Virginia has approximately twelve acres of land. TFC also owns 703 acres which contain, at minimum, 50 years additional ore resources for its Spruce Pine, North Carolina facility. The mineral deposits currently operated by the industrial minerals segment are estimated by the Corporation to range from 4 years to in excess of 100 years. All of the Corporation's mining properties are either owned or leased, with the leases expiring from 2000 to 2018.

The metal powders group has operations in Niagara Falls, New York; St. Marys, Pennsylvania; Greenback, and Maryville, Tennessee. At its facility in Niagara Falls, Pyron Corporation utilizes approximately 79,000 square feet of office and plant floor space. The atomized plant utilizes approximately 16,000 square feet of floor space and is adjacent to the existing facility. The blending plant in St. Marys, Pennsylvania has 32,000 square feet of plant, office and storage space and is situated on 3.4 acres of land. The Greenback facility is situated on 27.5 acres of land of which 6 acres is actively used in the operations. The Maryville facility is a leased facility, which utilizes approximately 23,000 square feet of office and plant floor space. On April 11, 2000, the Corporation announced the completion of the sale of the metal powders group.

The aluminum recycling group has operations in Cleveland, Ohio; Macedonia, Ohio; Streetsboro, Ohio and Wabash, Indiana. The aluminum dross processing plant in Cleveland, Ohio owns 6.1 acres and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation leases approximately 2,300 square feet of a 36,000 square foot building, which it uses primarily for office space. The recently built Macedonia facility includes 72,210 square feet of plant of which 10,000 is designated office space and is situated on 8 acres of land. The aluminum recycling operation in Wabash, Indiana sits on approximately 25 acres of land and has 73,300 square feet of plant and office space.

All facilities relating to the Corporation's continuing operations are maintained in good operating condition.


ITEM 3. LEGAL PROCEEDINGS

In February 1999, the Corporation received notice that it was party to an action captioned Marsha Fisher-Carrington Administratrix to the Estate of Larry Carrington v. Aluminum Waste Technology, Inc. and Alumitech, Inc., et al., Court of Common Pleas, Cuyahoga County, Ohio, Case Number 373502. The action arises from an accidental fatality that occurred at Alumitech of Cleveland, Inc. in January 1997. The plaintiff sought damages on the basis that the Corporation failed to provide a safe working area. The Corporation has tentatively settled this claim and is awaiting court approval of the settlement. The cost to settle will be covered by primary and excess liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

Zemex Corporation's common shares are traded on the New York Stock Exchange and, as of February 1, 1999, on the Toronto Stock Exchange, under the symbol ZMX. The price range in which the shares have traded for the past two years is shown below:

COMMON SHARES

1999           Q1      Q2      Q3      Q4    YEAR
-----      ------  ------  ------  ------  ------

HIGH       $ 6.88  $ 6.50  $ 7.63  $ 9.75  $ 9.75
LOW          5.00    5.19    6.13    6.75    5.00
CLOSE        5.44    6.31    7.06    9.13    9.13
-----      ------  ------  ------  ------  ------

1998           Q1      Q2      Q3      Q4    YEAR
-----      ------  ------  ------  ------  ------
High       $ 9.75  $10.44  $ 9.19  $ 6.94  $10.44
Low          7.81    8.75    6.00    6.00    6.00
Close        9.50    8.75    6.50    6.25    6.25
-----      ------  ------  ------  ------  ------

In the fourth quarters of 1998 and 1997, the Corporation declared a 2% stock dividend.

As of December 31, 1999, there were approximately 1,830 holders of record of the Corporation's capital stock. This number includes shares held in nominee name and, thus, does not reflect the number of holders of a beneficial interest in the shares.

ITEM 6.   SELECTED FINANCIAL DATA


                                               1999            1998           1997            1996           1995
                                              -----            ----           ----            ----           ----
SUMMARY OF OPERATIONS
Net sales                              $ 77,530,000    $ 68,338,000   $ 63,296,000    $ 54,695,000    $50,664,000
Reorganization and
restructuring charges                             -               -              -       1,216,000              -
Operating income                          7,015,000       6,202,000      5,994,000         690,000      6,566,000
Other income (expense)                   (4,696,000)     (3,022,000)      (132,000)     (1,313,000)      (195,000)
Income from continuing operations         1,847,000       2,652,000      4,118,000         918,000      7,477,000
Income from discontinued
operations                                3,934,000       2,713,000      1,675,000       1,694,000        941,000
Net income                                5,781,000       5,365,000      5,793,000       2,612,000      8,418,000

FINANCIAL POSITION
Working capital                        $ 27,613,000    $ 14,810,000   $ 18,975,000    $ 18,688,000    $19,709,000
Total assets                            159,528,000     148,866,000    118,774,000     109,376,000     96,681,000
Long term debt (non-current
portion)                                 50,502,000      39,354,000     20,527,000      17,797,000      7,485,000

COMMON SHARES
Average common shares outstanding         8,425,561       8,286,178      8,267,630       8,272,904      8,342,276
Actual common shares issued and
outstanding at year end                   8,873,453       8,707,796      8,463,491       8,269,099      8,355,722

PER COMMON SHARE
Basic-Continuing operations            $       0.22    $       0.32   $       0.50    $       0.11    $      0.90
Basic-Discontinued operations          $       0.47    $       0.33   $       0.20    $       0.21    $      0.11
Basic earnings per share               $       0.69    $       0.65   $       0.70    $       0.32    $      1.01

Fully diluted-Continuing operations    $       0.20    $       0.30   $       0.46    $       0.11    $      0.82
Fully diluted-Discontinued operations  $       0.43    $       0.30   $       0.18    $       0.20    $      0.11
Fully diluted earnings per share       $       0.63    $       0.60   $       0.64    $       0.31    $      0.93

U.S. GAAP
Income from continuing operations
Income from discontinued               $    462,000    $  1,595,000   $  4,112,000    $    918,000    $ 7,477,000
operations                                3,934,000       2,713,000      1,675,000       1,694,000        941,000
Net income                                4,396,000       4,308,000      5,787,000       2,612,000      8,418,000

Basic earnings per share
Continuing operations                  $       0.05    $       0.19   $       0.50    $       0.11    $      0.90
Discontinued operations                $       0.47    $       0.33   $       0.20    $       0.21    $      0.11
                                       $       0.52    $       0.52   $       0.70    $       0.32    $      1.01
Diluted earnings per share
Continuing operations                  $       0.05    $       0.19   $       0.49    $       0.11    $      0.86
Discontinued operations                $       0.46    $       0.32   $       0.20    $       0.20    $      0.11
                                       $       0.51    $       0.51   $       0.69    $       0.31    $      0.97
COMMON STOCK PRICES
High                                   $       9.75    $      10.44   $      10.94    $      10.00    $     10.88
Low                                            5.00            6.00           6.75            6.88           8.25
Year end                                       9.13            6.25           8.75            7.00          10.00

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1999, 1998 and 1997, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto found on pages F-1 to F-31 of this Annual Report on Form 10-K.

OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation has operated in three principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Fabi-Benwood, LLC, Zemex Industrial Minerals, Inc. and Zemex Mica Corporation; (ii) metal powders, which includes Pyron Corporation and Pyron Metal Powders, Inc. (see note 1 below); and (iii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc.

The financial performance of the Corporation from continuing operations was significantly better in 1999 than in 1998. Net sales were up 13.5% but, more importantly, the gross margin improved from 31.5% in 1998 to 34.5% in 1999.

1. On April 11, 2000, the Corporation announced that its wholly-owned subsidiary, Zemex U.S. Corporation, had completed the sale of its 100% stock ownership interest in Pyron Corporation and Pyron Metal Powders, Inc. to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB, for gross proceeds of approximately $41 million in cash, subject to certain post-closing adjustments. The book value of the metal powder group as at December 31, 1999 was $23 million. Because of the sale, the two companies that make up the metal powders group have been disclosed as discontinued operations and prior years have been reclassified accordingly.

2. In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired a muscovite mica producer for approximately $2.2 million, which included the assumption of debt. The two facilities acquired in the purchase are located in Bakersville, North Carolina and are operating under the name Zemex Mica Corporation. The acquisition was financed through borrowings on the Corporation's credit facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the assets purchased and liabilities assumed, and the excess purchase price was allocated to intangible assets. The net purchase price was allocated as follows:


Tangible assets acquired     $   614,000
Liabilities assumed           (1,542,000)
Intangible assets acquired     2,934,000
                             -----------
Cash consideration           $ 2,006,000
                             ===========

3. On February 24, 1998, Industria Mineraria Fabi S.r.l. ("Fabi") became a partner in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and is providing access to its technology. Suzorite Mineral Products, Inc., a wholly-owned subsidiary of the

Corporation, manages the new entity pursuant to an operating agreement. There was no gain or loss recognized by the Corporation on the transaction.

4. Effective June 1, 1998, Alumitech, Inc. ("Alumitech"), a wholly-owned subsidiary of the Corporation, acquired all of the issued and outstanding shares of S&R Enterprises, Inc. ("S&R"), an aluminum dross processor located in Wabash, Indiana, for approximately $7.7 million, which included the assumption of debt. At the beginning of 1999, this entity was renamed Alumitech of Wabash, Inc. The Corporation used its credit facility to finance the acquisition. The acquisition of S&R was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the assets purchased and liabilities assumed, and the excess purchase price was allocated to intangible assets. The net purchase price was allocated as follows:

Tangible assets acquired    $ 4,845,000
Liabilities assumed          (2,849,000)
Intangible assets acquired    3,561,000
                            -----------
Cash consideration          $ 5,557,000
                            ===========

5. During the second quarter of 1998, the Corporation initiated an attempted acquisition of control of Inmet Mining Corporation ("Inmet"). Approximately
4.1 million shares of Inmet were acquired and financed by the Corporation's credit facilities, as amended (see Liquidity and Capital Resources). Subsequently, the acquisition was abandoned and the Corporation sold approximately 2.6 million common shares of Inmet for proceeds of approximately C$14.9 million. In 1998 the Corporation recorded a foreign exchange loss of $0.7 million in other income (expense) as a result of a decline in the value of its Canadian dollar investment in Inmet. At December 31, 1999, the Corporation marked its investment to market and recorded a loss of $0.5 million. In February 2000 the residual position was sold at book value.

6. In August 1997, the Corporation entered into a purchase and sale agreement with respect to Alumitech's fiber manufacturing operation located in Streetsboro, Ohio. Under the agreement, the fiber line was sold to a new corporation in which Alumitech, Inc. retained a nominal non-voting equity participation. Alumitech and the purchaser entered into a joint research and development agreement in conjunction with the purchase and sale agreement. The one-time gain, when netted against certain other non-recurring items, resulted in other income of $1.8 million.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES


                             1999          1998       Change  % Change
                      -----------  ------------  -----------   -------
Industrial minerals   $50,373,000   $44,835,000   $5,538,000     12.4%
Aluminum recycling     27,157,000    23,503,000    3,654,000     15.6%
                      -----------  ------------  -----------   -------
                      $77,530,000   $68,338,000   $9,192,000     13.5%
                      ===========  ============  ===========   =======

The Corporation's net sales from continuing operations for 1999 were $77.5 million, an increase of $9.2 million, or 13.5%, from 1998. Sales in the industrial minerals segment and the aluminum recycling group increased $5.5 million and $3.7 million, respectively.

The industrial minerals segment recorded a 12.4% increase in sales from $44.8 million in 1998 to $50.4 million in 1999. The increase was primarily due to a $3.3 million increase from the mica group generated by an increase in sales volume of 55.6%. Approximately two-thirds of this increase came from the recently retrofitted muscovite mica operations in Bakersville, North Carolina. Talc sales rose by 12.8% during 1999 and this trend is expected to continue as the Corporation pursues greater market share. Sales of feldspar increased by 2.9%. Continued growth in mica and talc sales volume is anticipated in 2000 while new products and the utilization of byproduct material should enhance profitability from the feldspar operations.

Net sales of the aluminum recycling group increased 15.6%, or $3.6 million, from $23.5 million in 1998 to $27.2 million in 1999. Of the increase, approximately $3.9 million was due to increased sales from Alumitech of Wabash, Inc. This operation was acquired in June 1998 and the 1999 numbers include a full year of operation. In 2000, sales growth in heat containment systems, calcium aluminate and aluminum recycling is anticipated to increase.

COST OF GOODS SOLD

Costs of goods sold were $46.8 million in 1998 compared to $50.8 million in 1999. The corresponding gross margins were 31.5% for 1998 and 34.5% for 1999. The largest component of the increase came from the industrial minerals group where the gross margin increased from 32.1% to 36.1% as a result of the utilization of a specific feldspar quarry. It is anticipated that the gross margin in the year 2000 will be closer to that of 1998 as production shifts to another quarry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 24.1% from $9.9 million in 1998 to $12.3 million in 1999. As a percentage of sales, SG&A expense was 15.9% in 1999 as compared to 14.6% in 1998. The increase was partially due to the relocation of the industrial minerals group's administration function from Spruce Pine, North Carolina to Atlanta, Georgia, increased SG&A for the new mica operation, higher staffing levels in the management of the aluminum recycling group and a significant increase in the cost of the defined benefit pension plans. During the year the Corporation recognized pension expense of $0.7 million while the surplus, defined as the excess of the fair value of the plan assets over the benefit obligation, contained within the plans increased by $2.1 million.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by $2.0 million, or 38.3%, from $5.4 million in 1998 to $7.4 million in 1999. This increase was driven by the capital expenditures and acquisitions made by the Corporation over the past several years. Prospectively, depreciation will continue to increase as current capital programs are placed into service but the rate of increase is expected to decline.

OPERATING INCOME

For the reasons discussed above, operating income increased from $6.2 million for fiscal 1998 to $7.0 million in fiscal 1999, representing a 13.1% increase.

INTEREST INCOME

Interest income for the year ended December 31, 1999 was $0.2 million, a slight decrease from the same period in 1998.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 was $4.3 million, an increase of $1.9 million over 1998. Total indebtedness increased by $25.9 million in 1998 and by a further $5.1 million in 1999. The sale of the metal powders group in April 2000 will result in a significant reduction in the Corporation's debt position and a corresponding reduction in interest expense.

OTHER INCOME (EXPENSE)

In 1999, the Corporation recognized other expense of $0.5 million compared to $0.8 million in 1998.

PROVISION FOR INCOME TAXES

The provision for income taxes for each of the 1999 and 1998 fiscal years was $0.6 million.

DISCONTINUED OPERATIONS

Income from discontinued operations increased from $2.7 million for fiscal 1998 to $3.9 million in fiscal 1999. As previously discussed, in April 2000 the Corporation sold its interest in Pyron Corporation and Pyron Metal Powders, Inc. for approximate gross proceeds of $41 million in cash, subject to certain post-closing adjustments. The book value of the metal powders group as at December 31, 1999 was $23 million. While the metal powders group has been a significant contributor of late to the results of the Corporation, the opportunity to sell it at a gain of approximately $18 million enables the Corporation to crystallize some of the value that it has created for its shareholders as part of an ongoing effort to maximize shareholder value.

NET INCOME AND EARNINGS PER SHARE FROM CONTINUING OPERATIONS

As a result of the factors discussed above and given that all interest expense is reflected at the corporate level, net income from continuing operations for the year ended December 31, 1999 was $1.8 million, a decrease of $0.8 million from 1998.


                                             1999        1998
                                        ----------  ----------
Net income from continuing operations  $1,847,000  $2,652,000
Earnings per share - basic                  $0.22       $0.32
                   - fully diluted          $0.20       $0.30
                                        ----------  ----------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES


                             1998          1997       Change  %Change
                     ------------  ------------  -----------  -------
Industrial minerals   $44,835,000   $43,396,000   $1,439,000     3.3%
Aluminum recycling     23,503,000    19,900,000    3,603,000    18.1%
                     ------------  ------------  -----------  ------
                      $68,338,000   $63,296,000   $5,042,000     8.0%
                     ============  ============  ===========  ======

The Corporation's net sales for 1998 were $68.3 million, an increase of $5.0 million, or 8.0%, from 1997. Sales in the industrial minerals segment and the aluminum recycling group increased $1.4 million and $3.6 million, respectively.

The industrial minerals segment recorded a 3.3% increase in sales from $43.4 million in 1997 to $44.8 million in 1998. Of the increase, $0.7 million was primarily due to a favorable feldspar product mix, resulting in slightly higher margins, and $0.7 million was attributable to an increase in talc sales volumes.

Net sales from the aluminum recycling group increased 18.1%, or $3.6 million, from $19.9 million in 1997 to $23.5 million in 1998. This increase was due to the acquisition of Alumitech of Wabash, Inc. in June 1998. If the effect of the acquisition is removed, aluminum recycling revenues were static year over year. In the face of a 13.5% decline in aluminum prices realized, the constant revenue was achieved by an offsetting increase in volume sold.

COST OF GOODS SOLD

Costs of goods sold were $46.8 million in 1998 compared to $43.2 million in 1997. The corresponding gross margins were 31.5% for 1998 and 31.7% for 1997. A 2.1% decrease in the gross margin from the industrial mineral group was off-set by a 3.9% increase from the aluminum recycling group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 6.9% from $9.3 million in 1997 to $9.9 million in 1998. As a percentage of sales, SG&A expense was 14.6% in 1998 as compared to 14.7% in 1997. In dollar terms, the increase was due to increased staffing in the industrial minerals group, expenses associated with investigating potential acquisitions, and bonuses paid pursuant to the Corporation's management incentive program.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by $0.6 million, or 12.4%, from $4.8 million in 1997 to $5.4 million in 1998. This increase was driven by the capital expenditures made by the Corporation over the past several years. Prospectively, depreciation will continue to increase as current capital programs are placed into service.

OPERATING INCOME

Operating income increased from $6.0 million for fiscal 1997 to $6.2 million in fiscal 1998, representing a 3.5% increase.

INTEREST INCOME

Interest income increased from $0.1 million for fiscal 1997 to $0.2 million in fiscal 1998.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1998 was $2.4 million, an increase of $0.5 million over 1997. During 1998, the Corporation's debt increased by $25.9 million due to capital programs and the residual investment in Inmet.

OTHER, NET

In 1998, the Corporation recognized other expense of $0.8 million. In 1997 the Corporation realized a one-time gain of $1.8 million on the disposition of certain assets utilized to manufacture refractory ceramic fiber. This gain was recorded as other income.

PROVISION FOR INCOME TAXES

The provision for income taxes for the fiscal year 1998 was $0.6 million as compared to $1.7 million in 1997.

DISCONTINUED OPERATIONS

Income from discontinued operations increased from $1.7 million for fiscal 1997 to $2.7 million for fiscal 1998.

NET INCOME AND EARNINGS PER SHARE FROM CONTINUING OPERATIONS

As a result of the factors discussed above, net income from continuing operations for the year ended December 31, 1998 was $2.7 million, a decrease of $1.5 million from 1997.


                                             1998        1997
                                       ----------  ----------
Net income from continuing operations  $2,652,000  $4,118,000
Earnings per share - basic                  $0.32       $0.50
                   - fully diluted          $0.30       $0.46
                                       ----------  ----------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has historically funded its extraction and processing activities through cash flow from operations, bank debt and sales of capital stock and warrants. During the most recent three-year period ended December 31, 1999, the Corporation funded all capital expenditures, acquisitions and debt reduction from a combination of additional debt and cash flow from operations. The net proceeds of the sale of the metal powders group in April 2000 will be applied against the

Corporation's outstanding debt. Should it be necessary, the Corporation will have increased borrowing ability to fund capital and acquisitions going forward.

CASH FLOW FROM OPERATIONS

The Corporation had $27.6 million of working capital at December 31, 1999, compared to $14.8 million at December 31, 1998. The issuance of the senior secured notes discussed below resulted in a reclassification of a portion of the debt formerly classed as current to long-term, which resulted in an increase in working capital of $6.0 million. During 1999, the Corporation generated cash flow from operations of $8.5 million as compared to $4.6 million for 1998. In 1999, non-cash working capital items used $5.5 million of the cash otherwise generated from operations consistent with the $5.5 million used in 1998.

FINANCING AGREEMENTS

In March 1997, the Corporation amended its credit facility to increase the total availability to $50,224,000. The credit facility was further subdivided into four facilities: (i) a $30,000,000 revolving credit facility; (ii) a $10,000,000 multiple advance term loan facility; (iii) a $5,224,000 standby letter of credit; and (iv) a $5,000,000 operating line. Specific assets and a floating charge secured these facilities. The facilities bore interest at rates varying from bank prime to bank prime plus 0.25% and from LIBOR plus 1.25% to LIBOR plus 2.25%, depending upon certain financial tests.

In May 1999, the Corporation replaced its credit facility. It completed a private placement of two series of notes: $35,000,000 in 7.54% Senior Secured Notes, Series A, due May 15, 2009 and $15,000,000 in 7.76% Senior Secured Notes, Series B, due May 15, 2014. The proceeds of the Senior Secured Notes were used to retire the Corporation's existing bank debt and its Industrial Development Revenue Bond. In conjunction with the Secured Notes, the Corporation entered into a credit agreement with a bank that provided for a senior secured revolving credit facility in the amount of $20,000,000 (the "Credit Facility"). The noteholders and the bank were secured pari-passu by a pledge of shares of the Corporation's subsidiaries and a floating charge on the assets of the subsidiaries. The revolving credit facility bears interest at LIBOR plus 1.625% to LIBOR plus 1.875% in the case of LIBOR loans or at base rate plus 0.625% to 0.875% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios. The term of the revolver, which was originally 364 days, was extended to May 18, 2001 subsequent to December 31, 1999.

In March 2000, in connection with the sale of the metal powders group, the Corporation redeemed the Senior Secured Notes by drawing down on a $50 million bridge facility (the "Bridge Facility") provided by the bank that provided the Credit Facility. The Bridge Facility bears interest at the same rate as the Credit Facility, is secured by the same security package and matures October 31, 2000. The Bridge Facility is being repaid in part from the net proceeds of the sale of the metal powders group. The make-whole fee associated with the redemption of the Senior Secured Notes amounted to $1.1 million and will be expensed in the first quarter of 2000.

Pyron Corporation ("Pyron") entered into a lease agreement on November 29, 1989 with the Niagara County Industrial Development Agency (the "Agency") to partially finance the construction of a manufacturing facility, acquire and install equipment and machinery, and renovate the existing Pyron facility for the purpose of manufacturing atomized steel powders. The agreement authorized the Agency to issue and sell Industrial Development Revenue Bonds in the aggregate principal amount of $7,650,000 to provide the funds for the project. On September 1, 1999, the Corporation repaid the outstanding principal amount, purchased the facility and retired the bonds.

CAPITAL EXPENDITURES

The Corporation's primary capital activities in the past involved the acquisition and development of industrial mineral and metal processing properties and facilities, and capital investments to expand its facilities, increase operating efficiencies, and meet environmental, health and safety standards at its existing operations. During 1999, capital expenditures from continuing and discontinued operations were $13.8 million compared to $20.7 million and $16.6 million for the years ended December 31, 1998 and 1997, respectively. The capital expenditures were funded by cash flow from operations and indebtedness.

The Corporation has completed several major capital programs, including retrofitting the aluminum dross plant in Cleveland and the muscovite mica operation in Bakersville, North Carolina. In aggregate, 2000 capital expenditures from continuing operations are anticipated to be approximately $7.1 million. The Corporation plans on funding these expenditures from cash flow from operations.

Although the Corporation's capital budgets provide for certain reclamation and environmental compliance activities, management does not believe that the cost of the Corporation's environmental compliance will have a material adverse effect on the Corporation's results of operations or financial condition in 2000.

SEASONALITY AND INFLATION

     Although the Corporation's results from continuing extraction and processing operations are cyclical due to fluctuations in industrial minerals and aluminum recycling demands, sales of the Corporation's products are generally not seasonal. Inflation in recent years has not adversely affected the Corporation's results of operations and is not expected to adversely affect the Corporation in the future unless it grows substantially and the markets for industrial minerals and aluminum recycling suffer from a negative impact on the economy in general.

YEAR 2000

The Corporation operates in basic industries that do not rely heavily on computerized systems. Although the change in date has occurred and the Corporation has suffered no consequences, it is not possible to conclude that all aspects of the year 2000 issue affecting the Corporation have been fully resolved.

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

CAPITAL STOCK

Zemex Corporation's common shares are traded on the New York Stock Exchange and, as of February 1, 1999, on the Toronto Stock Exchange, under the symbol ZMX. The price range in which the shares have traded for the past two years is shown below:

COMMON SHARES

1999    Q1      Q2     Q3     Q4     YEAR
----   -----  ------  -----  -----  ------
HIGH   $6.88  $ 6.50  $7.63  $9.75  $ 9.75
LOW     5.00    5.19   6.13   6.75    5.00
CLOSE   5.44    6.31   7.06   9.13    9.13
-----  -----  ------  -----  -----  ------

1998     Q1     Q2     Q3     Q4     Year
----   -----  ------  -----  -----  ------
High   $9.75  $10.44  $9.19  $6.94  $10.44
Low     7.81    8.75   6.00   6.00    6.00
Close   9.50    8.75   6.50   6.25    6.25
-----  -----  ------  -----  -----  ------

In the fourth quarters of 1998 and 1997, the Corporation declared a 2% stock dividend.

As of December 31, 1999, there were approximately 1,830 holders of record of the Corporation's capital stock. This number includes shares held in nominee name and, thus, does not reflect the number of holders of a beneficial interest in the shares.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages F-1 through F-31 of this Annual Report on Form 10-K. The Supplementary Schedule required by this Item is set forth on page S-1 of this Annual Report on Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the directors of the Corporation required by this item is located in the Corporation's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year.*
_______________________

* References in this Annual Report on Form 10-K to material contained in the Corporation's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this report by reference.

Information about the Executive Officers of the Corporation required by this item appears in Part I, Item 1, of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the Corporation's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required by this item appears in the Corporation's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Corporation's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

1. Financial statements and independent auditors' report filed as part of this report:

      (a) Consolidated Balance Sheets at December 31, 1999 and 1998, which information is found on page F-4 of this report;

      (b) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999, which information is found on page F-5 of this report;

      (c) Consolidated Statements of Income for the three years ended December 31, 1999, which information is found on page F-3 of this report;

      (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1999, which information is found on page F-6 of this report;

      (e) Notes to the Consolidated Financial Statements, which information is found on pages F-7 to F-31 of this report; and

      (f) Independent Auditors' Report, which is found on page F-1 of this report.

2. Financial statement schedules and independent auditors' report filed as part of this report:


               SCHEDULE NUMBER         DESCRIPTION

               Schedule II      Valuation and Qualifying Accounts
                                and Reserves (page S-1)


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

(4)(p) Amendment No. 1 dated as of March 12, 1997 to the Loan and Security Agreement dated as of March 15, 1995 among Zemex Corporation and The Feldspar Corporation and NationsBank of Tennessee, N.A. and Chemical Bank and NationsBank of Tennessee, N.A., as Agent

(4)(q) Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al.

(4)(r) Amendment No. 1 dated September 24, 1999 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al.

(4)(s) Amendment No. 2 dated March 7, 2000 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al.

(4)(t) Zemex U.S. Corporation, Note Purchase Agreement Dated as of May 21, 1999 (Incorporated by reference from Exhibit (4)(r) of the Corporations Form 10-Q filed on August 9, 1999)

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

(10)(j) 1999 Employee Stock Purchase Plan (Incorporated by reference as Exhibit B to the Corporation's Proxy Statement filed March 25, 1999)

(10)(k) Stock Purchase Agreement by and between North American Hoganas Holdings, Inc. and Zemex U.S. Corporation, Pyron Corporation and Pyron Metal Powders, Inc. dated as of March 6, 2000 (Incorporated by reference from the Corporation's Current Report on Form 8-K dated March 8, 2000 and filed on March 9, 2000)

*(10)(1) Agreement between Zemex Corporation and Richard L. Lister dated as of the 1st day of October, 1999.

*(10)(m) Agreement between Zemex Corporation and Allen J. Palmiere dated as of the 1st day of October, 1999.

*(10)(n) Agreement between Zemex Corporation and George E. Gillespie dated as of the 1st day of October, 1999.

*(10)(o) Agreement between Zemex Corporation and Peter J. Goodwin dated as of the 1st day of October, 1999.

*(10)(p) Agreement between Zemex Corporation and Terrance J. Hogan dated as of the 1st day of October, 1999.

(21)      Subsidiaries of the Registrant

(27)      Financial Data Schedule

*    Management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT




RE: ZEMEX CORPORATION -- ANNUAL REPORT ON FORM 10-K

We have examined the supporting schedule on page S-1 of this Annual Report of Form 10-K for the year ended December 31, 1999. In our opinion, this schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
April 12, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZEMEX CORPORATION




                              By:/s/ RICHARD L. LISTER
                                 ----------------------------------------
Dated:  April 12, 2000           Richard L. Lister
                                 President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


SIGNATURE                          TITLE                              DATE
/s/ PETER O. LAWSON-JOHNSTON       Chairman of the Board              April 12, 2000
----------------------------       and Director
Peter O. Lawson-Johnston



/s/ RICHARD L. LISTER              President and Chief Executive      April 12, 2000
----------------------------       Officer and Director
Richard L. Lister                  (Principal Executive Officer)


/s/ PAUL A. CARROLL                Director                           April 12, 2000
----------------------------
Paul A. Carroll



/s/ MORTON A. COHEN                Director                           April 12, 2000
----------------------------
Morton A. Cohen



/s/ JOHN M. DONOVAN                Director                           April 12, 2000
----------------------------
John M. Donovan



/s/ R. PETER GILLIN                Director                           April 12, 2000
----------------------------
R. Peter Gillin

SIGNATURE                          TITLE                              DATE


/s/ GARTH A.C. MACRAE              Director                           April 12, 2000
----------------------------
Garth A.C. MacRae



/s/ WILLIAM J. VANDEN HEUVEL       Director                           April 12, 2000
----------------------------
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE              Vice President, Chief Financial    April 12, 2000
----------------------------       Officer and Assistant Secretary
Allen J. Palmiere                  (Principal Financial and
                                   Accounting Officer)


                               ZEMEX CORPORATION
                                AND SUBSIDIARIES

                    SCHEDULE II -- VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                        FOR THE YEAR ENDED DECEMBER 31,


COLUMN A                   COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
--------                   --------       --------       --------       --------       --------
                                         ADDITIONS
                          BALANCE AT    CHARGED TO        OTHER                         BALANCE
                           BEGINNING     COSTS AND      ADDITIONS                        AT END
DESCRIPTION                OF PERIOD     EXPENSES      (DEDUCTIONS)    DEDUCTIONS      OF PERIOD
-----------              ------------  ------------    ------------    ----------      ---------

1999
RESERVES - OTHER          $1,006,000      $138,000             --     $  559,000       $  585,000

ALLOWANCE FOR
 DOUBTFUL ACCOUNTS           329,000        42,000      $    3,000        25,000          349,000
                        ============  ============     ===========    ==========       ==========

1998
RESERVES - OTHER          $1,014,000      $ 64,000      $  (72,000)           --       $1,006,000

ALLOWANCE FOR
 DOUBTFUL ACCOUNTS           328,000         5,000              --    $    4,000          329,000
                        ============  ============     ===========    ==========       ==========

1997
RESERVES - OTHER          $  599,000      $165,000      $  250,000            --       $1,014,000

ALLOWANCE FOR
 DOUBTFUL ACCOUNTS           452,000        84,000         (76,000)   $  132,000          328,000
                        ============  ============     ===========    ==========       ==========


AUDITORS' REPORT

To the Shareholders of Zemex Corporation

We have audited the consolidated balance sheets of Zemex Corporation as at December 31, 1999 and 1998 and the consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Zemex Corporation as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 in accordance with accounting principles generally accepted in Canada.




Deloitte & Touche LLP
Chartered Accountants

Toronto, Ontario
March 8, 2000

MANAGEMENT'S REPORT

The management of Zemex Corporation and its subsidiaries has the responsibility for preparing the consolidated financial statements presented in this annual report and for their accuracy and integrity. The statements have been prepared in conformity with generally accepted accounting principles in Canada, and include informed judgments and estimates as required. Other financial information in this annual report is consistent with the financial statements.

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



Allen J. Palmiere                                              Richard L. Lister
Vice President and                                           President and Chief
Chief Financial Officer                                        Executive Officer






                             AUDIT COMMITTEE REPORT

The audit committee of the board of directors is currently composed of three independent directors, John M. Donovan, Garth A.C. MacRae and William J. vanden Heuvel. The Committee held two meetings during 1999.

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


John M. Donovan
Chairman, Audit Committee

CONSOLIDATED STATEMENTS OF INCOME
(All amounts are in U.S. dollars)

Years ended December 31                               1999          1998          1997
-----------------------                               ----          ----          ----
NET SALES                                      $77,530,000   $68,338,000   $63,296,000
                                               -----------   -----------   -----------
COSTS AND EXPENSES
Cost of goods sold                              50,776,000    46,842,000    43,234,000
Selling, general and administrative             12,337,000     9,941,000     9,304,000
Depreciation, depletion and amortization         7,402,000     5,353,000     4,764,000
                                               -----------   -----------   -----------
                                                70,515,000    62,136,000    57,302,000
                                               -----------   -----------   -----------
OPERATING INCOME                                 7,015,000     6,202,000     5,994,000
                                               -----------   -----------   -----------
OTHER INCOME (EXPENSE)
Interest income                                    151,000       202,000       100,000
Interest expense (note 4)                       (4,325,000)   (2,384,000)   (1,848,000)
Other, net (note 2)                               (522,000)     (840,000)    1,616,000
                                               -----------   -----------   -----------
                                                (4,696,000)   (3,022,000)     (132,000)
                                               -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND
NON-CONTROLLING INTEREST                         2,319,000     3,180,000     5,862,000
Provision for income taxes (note 6)                577,000       569,000     1,744,000
Non-controlling interest in loss of
subsidiary (note 2)                               (105,000)      (41,000)           --
                                               -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS                1,847,000     2,652,000     4,118,000
INCOME FROM DISCONTINUED OPERATIONS (note 10)    3,934,000     2,713,000     1,675,000
                                               -----------   -----------   -----------
NET INCOME                                     $ 5,781,000   $ 5,365,000   $ 5,793,000
                                               -----------   -----------   -----------
NET INCOME PER SHARE
   BASIC
       Continuing operations                         $0.22         $0.32         $0.50
       Discontinued operations                       $0.47         $0.33         $0.20
                                               -----------   -----------   -----------
                                                     $0.69         $0.65         $0.70
                                               -----------   -----------   -----------
   FULLY DILUTED
       Continuing operations                        $0.20         $0.30          $0.46
       Discontinued operations                      $0.43         $0.30          $0.18
                                               -----------   -----------   -----------
                                                    $0.63         $0.60          $0.64
                                               -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES O/S
       Basic                                     8,425,561     8,286,178     8,267,630
       Fully diluted                             9,827,201     9,757,727     9,503,426

See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS (note 10)
(All amounts are in U.S. dollars)

December 31                                                     1999           1998
-----------                                                     ----           ----
ASSETS

CURRENT ASSETS
Cash and cash equivalents                               $  1,592,000   $  1,062,000
Accounts receivable
 (less allowance for doubtful accounts of $349,000 at
  December 31, 1999 and $329,000 at December 31, 1998)
 (note 14)                                                19,829,000     17,642,000
Inventories (note 3)                                      19,482,000     18,036,000
Prepaid expenses and other current assets                  2,457,000        946,000
Future income tax benefits (note 6)                          677,000        657,000
                                                        ------------   ------------
                                                          44,037,000     38,343,000
PROPERTY, PLANT AND EQUIPMENT (notes 4 and 8)             96,779,000     90,058,000
OTHER ASSETS (note 5)                                     18,228,000     20,374,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT) (note 6)            484,000         91,000
                                                       -------------   ------------
                                                        $159,528,000   $148,866,000
                                                       --------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness (note 8)                              $  5,500,000   $ 10,000,000
Accounts payable                                           5,959,000      6,324,000
Accrued liabilities                                        3,398,000      4,433,000
Accrued income taxes                                         950,000        644,000
Current portion of long term debt (note 8)                   617,000      2,132,000
                                                          16,424,000     23,533,000
LONG TERM DEBT (note 8)                                   50,502,000     39,354,000
OTHER NON-CURRENT LIABILITIES                                585,000      1,006,000
                                                       -------------   ------------
                                                          67,511,000     63,893,000
                                                       -------------   ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY COMPANY             2,970,000      3,075,000
                                                       -------------   ------------
SHAREHOLDERS' EQUITY
Common stock (note 9)                                     58,560,000      8,708,000
Paid-in capital                                                   --     48,876,000
Retained earnings                                         33,920,000     28,233,000
Note receivable from shareholder (note 9)                 (1,749,000)    (1,749,000)
Cumulative translation adjustment                         (1,684,000)    (2,170,000)
                                                       -------------   ------------
                                                          89,047,000     81,898,000
                                                       -------------   ------------
                                                        $ 159,528,000  $148,866,000
                                                       --------------  ------------

See notes to the consolidated financial statements



Approved by the Board of Directors  /s/ John M. Donovan  /s/ Garth A.C. MacRae
                                    -------------------  ---------------------
                                    Director             Director

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(All amounts are in U.S. dollars)



                                                Common        Paid-In       Retained
                                                 Stock        Capital       Earnings
                                                ------        -------       --------
Balance at December 31, 1996               $ 8,950,000    $51,304,000    $20,040,000
Stock issued under ESPP(a) (b)                  75,000        528,000             --
Stock dividend(a)                              165,000      1,428,000     (1,598,000)
Stock options exercised(a)                      14,000        205,000             --
Stock purchased for treasury(a)                     --             --             --
Stock options repurchased                           --             --       (167,000)
Net income for the year                             --             --      5,793,000
Translation adjustment                              --             --             --
                                           -----------    -----------    -----------
Balance at December 31, 1997                 9,204,000     53,465,000     24,068,000
Stock issued under ESPP (a) (b)                112,000        776,000             --
Stock dividend(a)                              170,000      1,008,000     (1,182,000)
Stock options exercised(a)                      27,000        186,000             --
Stock purchased for treasury(a)                     --             --             --
Stock options repurchased                           --             --        (18,000)
Cancellation of treasury stock                (805,000)    (6,559,000)            --
Net income for the year                             --             --      5,365,000
Translation adjustment                              --             --             --
                                           -----------    -----------    -----------
Balance at December 31, 1998                 8,708,000     48,876,000     28,233,000
Reclassification of paid-in capital to
 stated capital on reincorporation (c)      48,876,000    (48,876,000)            --
Stock issued under ESPP (a) b)                 972,000             --             --
Stock options exercised(a)                      77,000             --             --
Stock purchased for treasury(a)                     --             --             --
Stock options repurchased                           --             --        (94,000)
Cancellation of treasury stock                 (73,000)            --             --
Net income for the year                             --             --      5,781,000
Translation adjustment                              --             --             --
                                         -------------  -------------  -------------
Balance at December 31, 1999               $58,560,000  $          --    $33,920,000
                                         =============  =============  =============

                                                  Note
                                            Receivable     Cumulative
                                                  From    Translation       Treasury
                                           Shareholder     Adjustment          Stock          Total
                                           -----------    -----------    -----------          -----
Balance at December 31, 1996               $(1,749,000) $(1,175,000)     $(6,373,000)   $70,997,000
Stock issued under ESPP(a) (b)                      --             --             --        603,000
Stock dividend(a)                                   --             --             --         (5,000)
Stock options exercised(a)                          --             --             --        219,000
Stock purchased for treasury(a)                     --             --       (492,000)      (492,000)
Stock options repurchased                           --             --             --       (167,000)
Net income for the year                             --             --             --      5,793,000
Translation adjustment                              --       (413,000)            --       (413,000)
                                          -------------  -------------   -----------    -----------
Balance at December 31, 1997                (1,749,000)    (1,588,000)    (6,865,000)    76,535,000
Stock issued under ESPP (a) (b)                     --             --             --        888,000
Stock dividend(a)                                   --             --             --         (4,000)
Stock options exercised(a)                          --             --             --        213,000
Stock purchased for treasury(a)                     --             --       (499,000)      (499,000)
Stock options repurchased                           --             --             --        (18,000)
Cancellation of treasury stock                      --             --      7,364,000            --
Net income for the year                             --             --             --      5,365,000
Translation adjustment                              --       (582,000)            --       (582,000)
                                          -------------  -------------   -----------    -----------
Balance at December 31, 1998                (1,749,000)    (2,170,000)            --     81,898,000
Reclassification of paid-in capital to
stated capital on reincorporation (c)               --             --            --             --
Stock issued under ESPP (a) b)                      --             --            --         972,000
Stock options exercised(a)                          --             --            --          77,000
Stock purchased for treasury(a)                     --             --        (73,000)       (73,000)
Stock options repurchased                           --             --            --         (94,000)
Cancellation of treasury stock                      --             --         73,000            --
Net income for the year                             --             --            --       5,781,000
Translation adjustment                              --        486,000            --         486,000
                                          -------------  -------------   -----------    -----------
Balance at December 31, 1999               $(1,749,000)   $(1,684,000)   $        --    $89,047,000
                                          =============  =============   ===========    ===========


See notes to the consolidated financial statements
   (a)  See note 9
   (b)  Employee stock purchase plan ("ESPP")
   (c)  See basis of preparation

CONSOLIDATED STATEMENTS OF CASH FLOWS (note 10)
(All amounts are in U.S. dollars)

Years ended December 31                                                      1999             1998             1997
                                                                    -------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 5,781,000      $ 5,365,000      $ 5,793,000
Adjustments to reconcile net income to net cash flows from
 operating activities
  Depreciation, depletion and amortization                              8,860,000        6,561,000        5,871,000
  Amortization of deferred financing costs                                249,000          168,000          147,000
  (Increase) decrease in future income tax benefits                      (413,000)        (909,000)         356,000
  Non-controlling interest in loss of subsidiary                         (105,000)         (41,000)               -
  Loss (gain) on sale of property, plant and equipment                    358,000           19,000       (1,831,000)
  Increase in other assets                                               (277,000)        (795,000)        (957,000)
  (Decrease) increase in other non-current liabilities                   (421,000)        (191,000)         415,000
  Changes in non-cash working capital items(a)                         (5,517,000)      (5,536,000)       3,709,000
                                                                    -------------   --------------   --------------
Net cash provided by operating activities                               8,515,000        4,641,000       13,503,000
                                                                    -------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                          (13,803,000)     (20,728,000)     (16,584,000)
  Assets acquired in connection with acquisitions, net of cash
   acquired(b)                                                                  -       (7,468,000)               -
  Acquisitions of securities(b)                                          (837,000)     (14,566,000)               -
  Proceeds of sales of securities(b)                                      554,000        9,696,000                -
  Proceeds from sale of assets(b)                                          36,000        3,126,000        3,939,000
                                                                    -------------   --------------   --------------
Net cash used in investing activities                                 (14,050,000)     (29,940,000)     (12,645,000)
                                                                    -------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds net, on bank indebtedness                        (4,500,000)       7,000,000       (3,590,000)
  Proceeds from long term debt                                         50,733,000       21,572,000        5,717,000
  Repayment of long term debt                                         (41,100,000)      (4,921,000)      (3,169,000)
  Cash paid in lieu of fractional shares                                        -           (4,000)          (5,000)
  Issuance of common stock(c)                                           1,049,000        1,101,000          679,000
  Purchase of common stock and options(c)                                (167,000)        (516,000)        (516,000)
                                                                    -------------   --------------   --------------
Net cash provided by (used in) financing activities                     6,015,000       24,232,000         (884,000)
                                                                    -------------   --------------   --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    50,000          (60,000)         (64,000)
                                                                    -------------   --------------   --------------
NET INCREASE (DECREASE) IN CASH                                           530,000       (1,127,000)         (90,000)
                                                                    -------------   --------------   --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,062,000        2,189,000        2,279,000
                                                                    -------------   --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 1,592,000      $ 1,062,000      $ 2,189,000
                                                                    -------------   --------------   --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid                                                   $ 3,369,000      $ 2,658,000      $   821,000
  Interest paid                                                         3,969,000        2,957,000        2,412,000
                                                                    -------------   --------------   --------------

See notes to the consolidated financial statements
   (a)  See note 13
   (b)  See note 2
   (c)  See note 9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

On January 21, 1999, a reincorporation merger was completed, the effect of which was to migrate Zemex Corporation from the United States to Canada. The predecessor Zemex Corporation became a wholly-owned subsidiary of Zemex Canada Corporation. Zemex Canada Corporation subsequently changed its name to Zemex Corporation. As the Canadian parent has as its sole asset the shares of the U.S. subsidiary, and this change in structure has no effect on the ultimate ownership of the Corporation, these financial statements have been prepared in accordance with accounting principles generally accepted in Canada and reflect the results of operations, financial position and changes in cash flows of the consolidated entities as though the new structure had been in place for all periods presented.

On March 6, 2000, a wholly-owned subsidiary of Zemex Corporation entered into a stock purchase agreement whereby a wholly-owned subsidiary of Hoganas AB has agreed to purchase 100% of the issued and outstanding shares of two subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. Accordingly, these subsidiaries have been reflected as discontinued operations and prior years have been reclassified to reflect this disclosure (see note 10).


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies of Zemex Corporation and its subsidiaries (the "Corporation") are as follows:

a.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries. All intercompany transactions have been eliminated.

b.   INVENTORIES

Inventories are stated at the lower of cost or net realizable value and are computed using the average cost method. It is not practical to segregate finished products from ore and concentrates. Materials and supplies are stated at cost using the first-in, first-out or average cost method.

c.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. When assets are sold or otherwise retired, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is included in results of operations. Provisions for depreciation are based upon estimated useful lives, using the straight-line method. Depreciation on newly constructed or purchased assets begins when the asset is placed into production. Depletion of mining properties and depreciation of other mining assets are computed using the unit-of-production method, except in the case of the Corporation's Canadian mica operation where the estimated reserves exceed the expected production during the term of the mining lease. The mica mining lease rights and deferred costs, including all preproduction and set-up costs, are amortized using the straight-line method over the term of the mining lease.

The Corporation evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

d.   POSTRETIREMENT BENEFITS

Pension Plans

Generally, the funding policy of the Corporation is to contribute annually at a rate that is intended to provide for the cost of benefits earned during the year and which will amortize prior service costs and experience gains and losses over the average remaining service lives of the employee group.

Healthcare and Other Postretirement Benefits Other Than Pensions

The Corporation accounts for healthcare and other postretirement benefits other than pensions by accruing for all such amounts during the years in which employees render the necessary services to be entitled to receive such benefits. The 1999, 1998 and 1997 amounts include the current year expense and the impact of the transition liability, which is being amortized over a twenty year period that began in 1993.

e.   FOREIGN CURRENCY TRANSLATION

The functional currency for the Corporation's operations is the U.S. dollar. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is accumulated as part of the cumulative translation adjustment component of shareholders' equity. Results of operations and cash flows are translated using the average exchange rates during the year. Gains and losses from foreign currency transactions are included in net income for the year.

f.   REVENUE RECOGNITION

Revenue is recognized when goods are shipped to customers. Consignment sales are recognized when a customer draws the goods from inventory.

g.   RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to earnings in the periods in which they are incurred. Research and development expenses were $1,060,000, $636,000 and $961,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

h.   PROVISION FOR FUTURE RECLAMATION COSTS

Provisions for future reclamation costs have been established based upon estimated future reclamation costs allocated over the expected productive lives of the Corporation's quarries and mines.

i.   INCOME TAXES

The Corporation early adopted CICA Handbook Section 3465, "Income Taxes" in fiscal 1998. Section 3465 substantially mirrors the U.S. pronouncement, SFAS No. 109, "Accounting for Income Taxes". These pronouncements require income taxes to be recognized during the year in which transactions enter into the determination of financial statement income, with future income taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

j.   EARNINGS PER SHARE

The Corporation calculates basic earnings per share in accordance with Canadian accounting principles, which are substantially in accordance with the U.S. pronouncement, SFAS No. 128, "Earnings Per Share". Under these standards, earnings per share are calculated based upon the weighted average number of common shares outstanding. For the purpose of calculating earnings per share, stock dividends are considered to be issued at the beginning of all periods presented.

k.   DEFERRED FINANCING COSTS

Costs associated with the issuance of long term debt are deferred, and are being amortized over the term of the debt on a straight-line basis which approximates the effective interest rate yield method. The unamortized balance is included in other assets.

l.   OTHER ASSETS

Other assets includes assets held for sale, which are stated at the lower of cost or estimated net realizable value. In determining the estimated net realizable value, the Corporation deducts from the estimated selling price the projected costs to bring the assets into a saleable condition, to dispose of the assets and to hold the property to an expected date of sale. Other assets also includes patents, which are stated at cost and are being amortized over their remaining life of 11 years on a straight-line basis. Intangible assets are evaluated periodically and, if conditions warrant, an impairment charge is provided.

m.   CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less when purchased are considered as cash equivalents.

n.   GOODWILL

Goodwill represents the excess at the dates of acquisition of the costs over the fair values of the net identifiable assets of subsidiaries, and is amortized on a straight-line basis over its estimated useful life, up to a period of 15 years. The Corporation assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows.

o.   STOCK-BASED COMPENSATION PLANS

The Corporation does not recognize compensation expense for its stock-based compensation plans. Any consideration paid by employees on exercise of stock options or purchase of stock is recorded as share capital. If stock is repurchased from employees, the excess of the consideration paid over the stated capital of the stock cancelled is charged to retained earnings.


2.  ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

ACQUISITION OF ASPECT MINERALS, INC.

In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired all of the issued and outstanding shares of Aspect Minerals, Inc., a muscovite mica processor, for approximately
$2.2 million, which included the assumption of debt. The two facilities acquired in the transaction are located in the Spruce Pine, North Carolina area and are operating under the name Zemex Mica Corporation ("ZMC"). The acquisition was financed through borrowings on the Corporation's credit facility. The acquisition of ZMC was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the tangible assets purchased and liabilities assumed and the excess purchase price was allocated to goodwill. The net purchase price was allocated as follows:

Tangible assets acquired                                             $   614,000
Liabilities assumed                                                   (1,542,000)
Goodwill                                                               2,934,000
                                                                    ------------
Cash consideration                                                   $ 2,006,000
                                                                    ============

ACQUISITION OF S&R ENTERPRISES, INC.

Effective June 1, 1998, Alumitech, Inc., a wholly-owned subsidiary of the Corporation, acquired all of the issued and outstanding shares of S&R Enterprises, Inc. ("S&R") for approximately $7.7 million, which included the assumption of debt. S&R is an aluminum dross processor located in Wabash, Indiana. The Corporation used its credit facility to finance the acquisition. The acquisition of S&R was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the tangible assets purchased and liabilities assumed and the excess purchase price was allocated to goodwill. The net purchase price was allocated as follows:


Tangible assets acquired                                             $ 4,845,000
Liabilities assumed                                                   (2,849,000)
Goodwill                                                               3,561,000
                                                                    ------------
Cash consideration                                                   $ 5,557,000
                                                                    ============

INVESTMENT IN INMET MINING CORPORATION

During the second quarter of 1998, the Corporation initiated an attempted acquisition of control of Inmet Mining Corporation ("Inmet"). Approximately
4.1 million shares of Inmet were acquired. The purchase was financed by the Corporation's credit facilities, as amended. Subsequently, the acquisition was abandoned and the Corporation sold, pursuant to an issuer bid, approximately
2.6 million common shares of Inmet for proceeds of approximately Cdn$14.9 million. No gain or loss was recognized on the transaction. The Corporation recorded a foreign exchange loss in 1988 of $0.7 million in other income (expense) as a result of a decline in the value of the Canadian dollar. At December 31, 1999, the investment was written down by $0.5 million to the amount realized when the investment was sold in February 2000.

DISPOSITIONS

SALE OF INTEREST IN BENWOOD FACILITY

On February 24, 1998, Industria Mineraria Fabi S.r.1. ("Fabi") became an investor in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and is providing access to its technology. Suzorite Minerals Products, Inc., a wholly-owned subsidiary of the

Corporation, manages the new entity pursuant to an operating agreement. There was no gain or loss recognized on the transaction.

ASSET SALE

During the third quarter of 1997, the Corporation sold certain assets utilized to manufacture refractory ceramic fiber. These assets were vended into a joint venture in which the Corporation retained a nominal interest. The sale resulted in a pre-tax gain of $1.8 million, which was included in other income (expense). Total proceeds were $4.3 million.

3.  INVENTORIES


                                                             1999           1998
                                                  ---------------  -------------
ORE, RAW MATERIALS, WORK IN PROCESS AND FINISHED
PRODUCTS
Industrial minerals                                   $11,080,000    $ 9,221,000
Metal powders                                           2,483,000      3,306,000
Aluminum recycling                                        717,000        321,000
                                                   --------------  -------------
                                                       14,280,000     12,848,000
                                                   --------------  -------------
MATERIALS AND SUPPLIES
Industrial minerals                                     4,093,000      3,703,000
Metal powders                                           1,109,000      1,032,000
Aluminum recycling                                              -        453,000
                                                   --------------  -------------
                                                        5,202,000      5,188,000
                                                   --------------  -------------
                                                      $19,482,000    $18,036,000
                                                   ==============  =============

4.  PROPERTY, PLANT AND EQUIPMENT


                                              Effective Life           1999            1998
                                              --------------   ------------    ------------
Land                                                            $  7,336,000   $  6,410,000
Mining properties and deferred costs                              11,845,000      9,261,000
Buildings                                        30-40 years      25,882,000     21,267,000
Machinery and equipment                           3-20 years      86,475,000     77,054,000
Construction in progress                                          13,604,000     17,077,000
                                                               -------------   ------------
Total property, plant and equipment, at cost                     145,142,000    131,069,000
Less: Accumulated depreciation &
amortization                                                     (48,363,000)   (41,011,000)
                                                               -------------   ------------
NET PROPERTY, PLANT AND EQUIPMENT                               $ 96,779,000   $ 90,058,000
                                                               =============   ============

As at December 31, 1999, the Corporation estimates that approximately $2,069,000 will be expended to complete its construction in progress (December 31, 1998, $3,015,000). During 1999, the Corporation capitalized $119,000 in interest relating to capital projects (1998, $394,000).

5.  OTHER ASSETS


                                                                        1999            1998
                                                                 -----------     -----------
Goodwill, net
(accumulated amortization of $568,000 at December 31, 1999
and $140,000 at December 31, 1998)                                $5,582,000     $ 6,238,000
Patents, net                                                       5,162,000       5,688,000
Investments                                                        4,085,000       4,871,000
Deferred financing costs                                           1,760,000         445,000
Prepaid pension cost (note 17(d))                                    890,000       1,318,000
Other                                                                476,000         774,000
Deferred reorganization                                              273,000         191,000
Long term note receivable                                                 --         549,000
Assets held for resale                                                    --         300,000
                                                                 -----------     -----------
                                                                 $18,228,000     $20,374,000
                                                                 ===========     ===========

6.  INCOME TAXES

The provision for income taxes consists of the following components:


                                                        1999          1998           1997
                                                  ----------    ----------     ----------

Total pre-tax income from continuing operations   $2,319,000    $3,180,000     $5,862,000
                                                  ----------    ----------     ----------
Current tax provision
Canadian                                          $1,508,000    $  557,000     $  350,000
Federal U.S.                                        (376,000)      550,000      1,042,000
State and local U.S.                                 131,000       179,000        161,000
                                                  ----------    ----------     ----------
TOTAL                                              1,263,000     1,286,000      1,553,000
                                                  ----------    ----------     ----------
Future tax provision
Canadian                                            (428,000)           --             --
Federal U.S.                                         (68,000)     (637,000)        77,000
State and local U.S.                                (190,000)      (80,000)       114,000
                                                  ----------    ----------     ----------
TOTAL                                               (686,000)     (717,000)       191,000
                                                  ----------    ----------     ----------
PROVISION FOR INCOME TAXES                        $  577,000    $  569,000     $1,744,000
                                                  ==========    ==========     ==========

The following tabulation reconciles the Canadian income tax rate to the effective income tax rate.


                               1999    1998   1997
                              -----   -----  -----
                                  %       %      %
Statutory federal rate         38.2    38.2   38.2
Mining taxes                   23.7     5.3    0.6
Resource allowance             (9.0)   (5.5)  (2.1)
Difference in U.S. tax rates  (30.5)  (23.9)  (9.2)
Other                           2.5     1.7    1.5
                              -----   -----  -----
EFFECTIVE INCOME TAX RATE      24.9    15.8   29.0
                              =====   =====  =====

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As at December 31, 1999 and 1998, the Corporation had unused tax benefits of $10,161,000 and $8,239,000, respectively, related to U.S. federal and state net operating loss and tax credit carryforwards. Significant components of the Corporation's future tax benefits and obligations as of December 31 are as follows (dollars in thousands):


                                            1999                          1998
                                 --------------------------   ---------------------------
                                 CANADA      U.S.     TOTAL    Canada      U.S.     Total
                                 ------  --------  --------   -------  --------  --------
FUTURE TAX BENEFITS
Net operating loss and tax
credit carryforwards             $   --  $10,161   $10,161     $   --  $ 8,239   $ 8,239
Accrued expenses and reserves        --      895       895         --      513       513
Bad debt allowances                  --      113       113         --      109       109
Inventories                          --      311       311         --      173       173
Other                                --      408       408         --      173       173
                                 ------  --------  --------   -------  --------  --------
GROSS FUTURE TAX BENEFITS            --   11,888    11,888         --    9,207     9,207
                                 ------  --------  --------   -------  --------  --------
Valuation allowance                  --   (1,129)   (1,129)        --   (1,014)   (1,014)
                                 ------  --------  --------   -------  --------  --------
NET FUTURE TAX BENEFITS              --   10,759    10,759         --    8,193     8,193
FUTURE TAX OBLIGATIONS
Property, plant and equipment     1,451    5,249     6,700      1,879    3,415     5,294
Patents                              --    1,343     1,343         --    1,456     1,456
Pension contributions                --      235       235         --      512       512
Development costs                    --    1,017     1,017         --       --        --
Other                                --      303       303         --      183       183
                                 ------  --------  --------   -------  --------  --------
TOTAL                             1,451    8,147     9,598      1,879    5,566     7,445
                                 ------  --------  --------   -------  --------  --------
NET FUTURE TAX (BENEFITS)
OBLIGATIONS                      $1,451  $(2,612)  $(1,161)    $1,879  $(2,627)  $  (748)
                                 ======  ========  ========   =======  ========  ========

At December 31, 1999, the Corporation had approximately $14,212,000 of U.S. net operating loss carryforwards available to reduce future taxable income, which will expire between 2002 and 2011. Additionally, the Corporation has unused general business tax credits, which expire between 2000 and 2019, and alternative minimum tax credits. The Corporation also has U.S. net operating losses and investment credit carryforwards; however, a valuation allowance of $1,129,000 has been recognized to offset the related future tax benefit due to the uncertainty of realizing the full benefit of the tax attribute carryforward.


7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS

The Corporation has two non-contributory defined benefit pension plans covering the majority of all U.S. resident employees. The plans provide pension benefits that are based on the length of service and the compensation of the employee.

The following table sets forth the financial position of the pension plans:


At December 31                                                  1999            1998
--------------                                       ---------------  --------------
Plan assets at market value                              $18,557,000     $17,591,000
                                                     ---------------  --------------
Actuarial present value of accrued pension benefits      $15,632,000     $14,522,000
                                                     ===============  ==============

OTHER POSTRETIREMENT BENEFITS

The Corporation provides healthcare and life insurance benefits for certain retired employees, which are accrued as earned (note 1). The cost of such benefits was $137,000 in 1999, $127,000 in 1998 and $115,000 in 1997.

8.  LONG TERM DEBT


                                                                 1999                     1998
                                                       --------------       ------------------
Senior secured notes (a)                                  $50,000,000              $        --
Credit facility (b)                                                --               36,945,000
Other term loans (c)                                               --                  128,000
Industrial development revenue bonds (d)                           --                3,060,000
Capital leases (e)                                          1,019,000                  857,000
Other                                                         100,000                  496,000
                                                       --------------       ------------------
TOTAL DEBT                                                 51,119,000               41,486,000
Less: Current portion                                         617,000                2,132,000
                                                       --------------       ------------------
LONG TERM DEBT                                            $50,502,000              $39,354,000
                                                       ==============       ==================

(a) In May 1999, the Corporation entered into note purchase agreements with private investors whereby the Corporation issued $35,000,000, 7.54% Senior Secured Notes, Series A, due May 15, 2009 and $15,000,000, 7.76% Senior Secured Notes, Series B, due May 15, 2014. In the event of redemption the noteholders are entitled to an interest make-whole payment based on a discounted value of future cash flows arising from the notes. The proceeds from the Senior Secured Notes were used to retire the Corporation's credit facilities existing at the time (see (b), (c) and note 18(b)).

     Additionally during 1999, the Corporation entered into a 364-day, $20,000,000 revolving credit facility. The Senior Secured Notes and the credit facility rank pari-passu with respect to security. The obligations are secured by a pledge of subsidiary shares and a floating charge on the assets of the subsidiaries. As at December 31, 1999, advances under the revolving credit facility were $5,500,000. Both the Senior Secured Notes and the revolving credit facility contain certain financial covenants which determine interest rate and credit availability. The revolving credit facility bears interest at LIBOR plus 1.625% to LIBOR plus 1.875% in the case of LIBOR loans or at base rate plus 0.625% to 0.875% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios. The term of the revolver, which was originally 364 days, was extended to May 18, 2001 subsequent to December 31, 1999.

(b) During 1995, the Corporation entered into a credit facility with a syndicate of two banks, which was amended during 1997 and 1998 to increase the total availability to $50,224,000, and to provide for a short term increase of the operating line to $15,000,000. As at December 31, 1998, the operating line was reduced to $10,000,000 with a further reduction to
     $5,000,000 occurring February 28, 1999.   The amended credit facility was
     further subdivided into four facilities: (i) a $30,000,000 revolving credit facility; (ii) a $10,000,000 multiple advance term loan facility;
     (iii) a $5,224,000 standby letter of credit; and (iv) a $5,000,000 operating line. These facilities were secured by specific assets and a floating charge over the Corporation's assets. The facilities bore interest at rates varying from bank prime to bank prime plus 0.25% and from LIBOR plus 1.25% to LIBOR plus 2.25%, depending upon the financial position of the Corporation. As at December 31, 1998, there was $10,000,000 outstanding under the operating line and $6,945,000 outstanding under the multiple advance term loan facility. Advances under the revolving credit facility as at December 31, 1998, were $30,000,000 and a standby letter of credit was issued to secure Pyron's Industrial Development Revenue Bonds (see (d) below).

     During 1999, the Corporation revised its borrowing arrangements (see (a) above) and all amounts owing under this facility were repaid in full.

(c) The other term loan bore interest at 6.79% and required annual payments of approximately $40,000. During 1999, the Corporation repaid the amount in full.

(d)  Pyron Corporation ("Pyron") entered into a lease agreement on November
     29, 1989 with the Niagara County Industrial Development Agency (the "Agency") to partially finance the construction of a manufacturing facility, acquire and install equipment and machinery, and renovate the existing Pyron facility for the purpose of manufacturing atomized steel powders. The agreement authorized the Agency to issue and sell Industrial Development Revenue Bonds in the aggregate principal amount of $7,650,000 to provide the funds for the project.

     While the bonds were not the obligation of Pyron, the agreement required Pyron to make quarterly rental payments equal to the debt service under the sinking fund requirements and interest on the outstanding principal to the Agency. The amount outstanding at December 31, 1998 was $3,060,000. Pyron's annual obligation under the agreement was $510,000 until repaid.

     The bonds bore interest at a variable rate not to exceed 15% per annum. The rate at December 31, 1998 was 4.02%. Pyron had the option to convert the bonds to a fixed interest rate at any time during the term. Under the lease agreement, Pyron could purchase the facility at any time during the term, which would expire November 1, 2004, by paying the outstanding principal amount of the bonds plus $1.

     The bonds were collateralized by a mortgage on the land, the new facility and the existing facility, which had an aggregate net book value of approximately $10,134,000 at December 31, 1998.

     On September 1, 1999, the Corporation repaid the outstanding principal amount, purchased the facility and retired the bonds.

(e) The Corporation has long term capital lease agreements at various rates and for various terms with maturities ranging from 2000 to 2003 for equipment used in its operations. The carrying value of the leased equipment as of December 31, 1999 and 1998 was $1,298,000 and $875,000, respectively. The current obligation under the long term lease agreements is $569,000 (1998, $359,000).

Principal repayments on long term debt are as follows:


2000           $   617,000
2001               316,000
2002               132,000
2003                32,000
2004                12,000
Thereafter      50,010,000
              ------------
               $51,119,000
              ------------

9.   COMMON SHARES AND STOCK OPTIONS

SHARES OUTSTANDING

As at December 31, 1998, the Corporation's authorized capital stock was 25,000,000, par value one dollar per share, of which 20,000,000 was denominated common shares and 5,000,000 was denominated preferred shares. Pursuant to the reincorporation merger effective January 21, 1999, the authorized capital stock of the Corporation now consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were 8,873,453 common shares issued and outstanding as of December 31, 1999 and 8,707,796 common shares issued and outstanding as of December 31, 1998.

During 1999, 1998 and 1997, 172,000, 131,000 and 90,000 common shares, respectively, were issued pursuant to the Corporation's employee stock purchase plan for an aggregate cost of $1,145,000, $1,045,000, and $729,000, respectively.

As part of a stock repurchase program in 1999, the Corporation purchased 10,000 common shares for an aggregate cost of $73,000, 60,000 common shares in 1998 for an aggregate cost of $499,000, and 60,000 common shares in 1997 for an aggregate cost of $492,000.

DIVIDENDS

On October 2, 1998, the Corporation declared a 2% stock dividend to shareholders of record on October 19, 1998, which was paid November 2, 1998. Retained earnings was charged $1,182,000 as a result of the issuance of 169,988 of the Corporation's common shares, and cash payments of $4,000 in lieu of fractional shares.

On November 21, 1997, the Corporation declared a 2% stock dividend to shareholders of record on December 1, 1997, which was paid December 15, 1997. Retained earnings was charged $1,598,000 as a result of the issuance of 165,537 of the Corporation's common shares, and cash payments of $5,000 in lieu of fractional shares.

STOCK OPTIONS

The Corporation provides stock option incentive plans and has, with shareholder approval, issued options to certain directors outside of the plans. The plans are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. Options for 10% of the Corporation's outstanding common shares are issuable under the plans. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance.

The following is a summary of option transactions under the Corporation's stock option plans:




                                               1999                        1998                        1997
                                   ---------------------------  -------------------------- ------------------------
                                                  WEIGHTED-                   Weighted-                   Weighted-
                                                    AVERAGE                     average                    average
                                                   EXERCISE                    exercise                   exercise
                                         OPTIONS      PRICE       Options         price       Options        price
                                    ------------  ---------  ------------  ------------  ------------  -----------
Options outstanding at
beginning of year                      1,247,650  $    7.90       942,750  $       7.32       845,550  $      7.31
Options granted during year              295,650       6.31       357,000          9.41       228,000         7.28
Options exercised during the year         (5,000)      7.00       (26,600)         5.42       (13,800)        5.50
Options cancelled during the year       (375,150)      6.14       (25,500)         8.07      (117,000)        5.04
                                    ------------  ---------  ------------  ------------  ------------  -----------
Options outstanding at end of year     1,163,150  $    8.11     1,247,650  $       7.90       942,750  $      7.32
Options exercisable at end of year       695,250                  746,650                     628,250
                                    ------------  ---------  ------------  ------------  ------------  -----------
Price range of options granted
during the year                     $  6.26-7.50             $ 6.50-10.19                $  7.00-8.63


The options expire from 2000 to 2009.

The following table summarizes information about the stock options outstanding at December 31, 1999:


                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    ---------------------------------------------------------   -------------------------------------
                                                WEIGHTED-           WEIGHTED-                               WEIGHTED-
RANGE OF                       NUMBER             AVERAGE             AVERAGE              NUMBER             AVERAGE
EXERCISE               OUTSTANDING AT           REMAINING            EXERCISE      EXERCISABLE AT            EXERCISE
PRICES              DECEMBER 31, 1999    CONTRACTUAL LIFE               PRICE   DECEMBER 31, 1999               PRICE
-----------------   -----------------   -----------------   -----------------   -----------------   -----------------
$ 6.00 TO $  6.99             318,650          8.63 YEARS   $            6.31              19,500   $            6.57
$ 7.00 TO $  7.99             262,500          3.76 YEARS                7.36             216,000                7.28
$ 8.00 TO $  8.99              27,500          3.33 YEARS                8.63              27,500                8.63
$ 9.00 TO $  9.99             305,000          1.25 YEARS                9.21             299,000                9.21
$ 10.00 TO $10.99             249,500          4.18 YEARS               10.17             133,250               10.16
-----------------   -----------------   -----------------   -----------------   -----------------   -----------------
$  6.00 TO $10.99           1,163,150                                                     695,250
                    =================                                           =================

NOTE RECEIVABLE FROM SHAREHOLDER

The note receivable from shareholder of $1,749,000 represents amounts due from the Corporation's President and Chief Executive Officer pursuant to the Key Executive Common Stock Purchase Plan. The note, which was used to acquire shares of common stock of the Corporation, is non-interest bearing and secured by a pledge of most of the shares acquired. The terms were amended in 1999 and the note is now due on the earlier of December 31, 2000 or 30 days after the termination of employment. Since the note arose from the sale of treasury stock, it is classified as a reduction of shareholders' equity.


10.  DISCONTINUED OPERATIONS

On March 6, 2000, the Corporation announced the sale of its metal powders division for gross proceeds of approximately $41 million. The metal powders division includes the Corporation's wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. The sale will result in a gain of approximately $18 million, which will be recorded on closing. The sale price is subject to post-closing adjustments based on certain changes in the metal powders division's net asset values up to the effective date.

Income from discontinued operations included in the Corporation's consolidated statements of income were as follows:


Year ended December 31                                        1999         1998         1997
----------------------                                 -----------  -----------  -----------
Net sales                                              $38,980,000  $35,556,000  $33,930,000
Operating income                                         6,112,000    3,990,000    2,376,000
Income before income taxes                               5,974,000    3,857,000    2,200,000
Provision for income taxes                               2,040,000    1,144,000      525,000
Income from discontinued operations                      3,934,000    2,713,000    1,675,000

Cash (used in) provided by discontinued operations included in the Corporation's consolidated statements of cash flows was as follows:


Year ended December 31                                      1999          1998          1997
----------------------                              ------------   -----------   -----------
Operating activities                                 $ 5,778,000   $ 4,065,000   $ 2,980,000
Investing activities                                  (1,626,000)   (2,113,000)   (1,319,000)
Financing activities                                  (4,489,000)   (1,747,000)   (2,081,000)
                                                    ------------   -----------   -----------
Cash (used in) provided by discontinued operations   $  (337,000)  $   205,000   $  (420,000)
                                                     ===========   ===========   ===========

The assets and liabilities of discontinued operations included in the Corporation's consolidated balance sheets were as follows:


December 31                                                       1999                 1998
-----------                                                -----------          -----------
Current assets                                             $11,161,000          $10,468,000
Property, plant and equipment                               14,796,000           14,585,000
Other assets                                                    32,000              349,000
Future income tax benefits (non-current)                    (1,486,000)            (813,000)
                                                           -----------          -----------
                                                            24,503,000           24,589,000
Current liabilities                                          4,137,000            4,112,000
Other non-current liabilities                                   39,000            2,603,000
                                                           -----------          -----------
Net assets                                                 $20,327,000          $17,874,000
                                                           ===========          ===========

11.  OPERATING LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Corporation has a number of operating lease agreements primarily involving equipment, office space, warehouse facilities and rail sidings. The operating lease for equipment provides that the Corporation may, after the initial lease term, renew the lease for successive yearly periods or may purchase the equipment at its fair market value. An operating lease for office facilities contains escalation clauses for increases in operating costs and property taxes. The majority of the leases are cancellable and are renewable on a yearly basis. Future minimum lease payments required by operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1999 are as follows:


Years                                                               Minimum Lease Payments
-----                                                               ----------------------
2000                                                                            $  993,000
2001                                                                               906,000
2002                                                                               763,000
2003                                                                               533,000
2004                                                                               337,000
Thereafter                                                                       1,295,000
                                                                                ----------
Total minimum lease payments                                                    $4,827,000
                                                                                ==========

Rent expense was $1,183,000, $569,000 and $492,000 in 1999, 1998 and 1997,
respectively.


12.  FINANCIAL INSTRUMENTS

Financial instruments, which potentially subject the Corporation to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across a number of different industries, principally construction, glass, electrical and automotive.

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


13.  CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital items are as follows:


                                                      1999           1998          1997
                                               -----------    -----------   -----------
Increase in accounts receivable                $(2,187,000)   $  (476,000)  $(1,285,000)
(Increase) decrease in inventories              (1,446,000)      (173,000)      576,000
(Increase) decrease in prepaid expenses and
  other current assets                            (483,000)      (120,000)      602,000
(Decrease) increase in accounts payable and
  accrued liabilities                           (1,707,000)    (4,177,000)    2,882,000
Increase (decrease) in accrued income taxes        306,000       (590,000)      934,000
                                               -----------    -----------   -----------
                                               $(5,517,000)   $(5,536,000)  $ 3,709,000
                                               ===========    ===========   ===========

14.  RELATED PARTY TRANSACTIONS

As at December 31, 1999 and 1998, accounts receivable included amounts due from directors and one officer of $65,000, and $100,000, respectively. These amounts are non-interest bearing, with no fixed terms of repayment and are secured by common shares of the Corporation.

During 1998, a director became indebted to the Corporation in the amount of $124,000. At December 31, 1999, $116,000 remained outstanding and is included in accounts receivable (1998, $116,000). This obligation is secured by common shares of the Corporation and bears interest at the Corporation's cost of borrowing (7.6% at December 31, 1999, 7.4% at December 31, 1998).


15.  SEGMENT INFORMATION

The Corporation's continuing operations now has two principal lines of business and is organized into two operating units based on its product lines: (i) industrial minerals, and (ii) aluminum recycling. Industrial mineral products include feldspar, kaolin, mica, talc, baryte, feldspathic sand and industrial sand. These products are marketed principally to the automotive, housing, and ceramics industries in

North America. They are produced from mines and processing plants located near Edgar, Florida; Monticello, Georgia; Murphy, North Carolina; Spruce Pine, North Carolina; Natural Bridge, New York; Van Horn, Texas; Benwood, West Virginia; Boucherville, Quebec; and Suzor Township, Quebec. Aluminum dross is recycled at plants in Cleveland, Ohio and Wabash, Indiana and ceramic fiber products are fabricated at a plant in Macedonia, Ohio. Corporate assets principally include cash, term deposits, and furniture and fixtures.

The accounting policies of the segments are the same as those described in note
1. Information pertaining to sales and earnings from continuing operations and assets by business segment appears below:





                                                             INDUSTRIAL        ALUMINUM
YEAR ENDED DECEMBER 31, 1999               CONSOLIDATED        MINERALS       RECYCLING      CORPORATE
----------------------------               ------------        --------       ---------      ---------
NET SALES                                  $ 77,530,000    $ 50,373,000    $ 27,157,000      $       --
DEPRECIATION, DEPLETION AND AMORTIZATION      7,402,000       4,380,000       2,416,000         606,000
OPERATING INCOME (LOSS)                       7,015,000       7,988,000       2,833,000      (3,806,000)
INTEREST INCOME                                 151,000          47,000          43,000          61,000
INTEREST EXPENSE                             (4,325,000)       (279,000)        (63,000)     (3,983,000)
INCOME (LOSS) BEFORE INCOME TAXES AND
 NON-CONTROLLING INTEREST                     2,319,000       7,608,000       2,845,000      (8,134,000)
PROVISION FOR (RECOVERY OF) INCOME TAXES        577,000       1,079,000              --        (502,000)
NON-CONTROLLING INTEREST IN LOSS OF
 SUBSIDIARY                                    (105,000)       (105,000)             --              --
INCOME FROM CONTINUING OPERATIONS             1,847,000       6,634,000       2,845,000      (7,632,000)
INCOME FROM DISCONTINUED OPERATIONS           3,934,000              --              --              --
NET INCOME (LOSS)                             5,781,000       6,634,000       2,845,000      (7,632,000)

                                                                   INDUSTRIAL        ALUMINUM
Year Ended December 31, 1998                     CONSOLIDATED        MINERALS       RECYCLING       CORPORATE
----------------------------                     ------------        --------       ---------       ---------
Net sales                                        $ 68,338,000    $ 44,835,000    $ 23,503,000      $       --
Depreciation, depletion and amortization            5,353,000       3,536,000       1,384,000         433,000
Operating income (loss)                             6,202,000       5,840,000       2,881,000      (2,519,000)
Interest income                                       202,000               -          49,000         153,000
Interest expense                                   (2,384,000)        (60,000)        (34,000)     (2,290,000)
Income (loss) before income taxes and
 non-controlling interest                           3,180,000       5,674,000       2,933,000      (5,427,000)
Provision for income taxes                            569,000         556,000              --          13,000
Non-controlling interest in loss of subsidiary        (41,000)        (41,000)             --              --
Income from continuing operations                   2,652,000       5,159,000       2,933,000      (5,440,000)
Income from discontinued operations                 2,713,000              --              --              --
Net income (loss)                                   5,365,000       5,159,000       2,933,000      (5,440,000)

                                                                         Industrial        Aluminum
Year Ended December 31, 1997                           Consolidated        Minerals       Recycling       Corporate
----------------------------                           ------------        --------       ---------       ---------
Net sales                                              $ 63,296,000     $43,396,000     $19,900,000      $       --
Depreciation, depletion and amortization                  4,764,000       3,228,000       1,134,000         402,000
Operating income (loss)                                   5,994,000       6,498,000       1,924,000      (2,428,000)
Interest income                                             100,000              --          73,000          27,000
Interest expense                                         (1,848,000)         (8,000)        (84,000)     (1,756,000)
Income (loss) before income taxes                         5,862,000       6,660,000       3,725,000      (4,523,000)
Provision for income taxes                                1,744,000         350,000              --       1,394,000
Income from continuing operations                         4,118,000       6,310,000       3,725,000      (5,917,000)
Income from discontinued operations                       1,675,000              --              --              --
Net income (loss)                                         5,793,000       6,310,000       3,725,000      (5,917,000

                                                             INDUSTRIAL       ALUMINUM                  DISCONTINUED
DECEMBER 31, 1999                           CONSOLIDATED       MINERALS      RECYCLING      CORPORATE     OPERATIONS
-----------------                           ------------       --------      ---------      ---------     ----------
TOTAL ASSETS                                $159,528,000   $ 80,533,000   $ 37,167,000    $17,325,000    $24,503,000
TOTAL CURRENT LIABILITIES                     16,424,000      4,943,000      2,794,000      4,550,000      4,137,000
TOTAL LONG TERM LIABILITIES                   51,087,000        541,000        243,000     50,264,000         39,000
TOTAL SHAREHOLDERS' EQUITY                    89,047,000             --             --     89,047,000             --

                                                             Industrial       Aluminum                  Discontinued
December 31, 1998                           Consolidated       Minerals      Recycling      Corporate     Operations
-----------------                           ------------       --------      ---------      ---------     ----------
Total assets                                $148,866,000    $74,104,000    $33,464,000    $16,709,000    $24,589,000
Total current liabilities                     23,533,000      5,029,000      3,777,000     10,615,000      4,112,000
Total long term liabilities                   40,360,000      1,035,000        678,000     36,044,000      2,603,000
Total shareholders' equity                    81,898,000             --             --     81,898,000             --

                                                             Industrial       Aluminum                  Discontinued
December 31, 1997                           Consolidated       Minerals      Recycling      Corporate     Operations
-----------------                           ------------       --------      ---------      ---------     ----------
Total assets                                $118,774,000    $65,750,000    $17,853,000    $ 9,015,000    $26,156,000
Total current liabilities                     19,210,000      5,438,000      4,047,000      5,081,000      4,644,000
Total long term liabilities                   23,029,000      3,065,000        279,000     14,457,000      5,228,000
Total shareholders' equity                    76,535,000             --             --     76,535,000             --

                                            INDUSTRIAL       ALUMINUM                  DISCONTINUED
                           CONSOLIDATED       MINERALS      RECYCLING      CORPORATE     OPERATIONS
                          -------------  -------------  -------------  -------------  -------------
1999
CAPITAL EXPENDITURES      $  13,803,000  $   7,104,000  $   5,014,000  $      41,000  $   1,644,000
GOODWILL ACQUIRED                    --             --             --             --             --
                          -------------  -------------  -------------  -------------  -------------
1998
Capital expenditures      $  20,728,000  $   8,283,000  $  10,124,000  $     208,000  $   2,113,000
Goodwill acquired             6,495,000      2,934,000      3,561,000             --             --
                          =============  =============  =============  =============  =============

                                                CANADA                                         U.S.
                          -------------------------------------------  -------------------------------------------
                                   1999           1998           1997           1999           1998           1997
                          -------------  -------------  -------------  -------------  -------------  -------------
Capital expenditures      $     619,000  $     605,000  $     734,000  $  13,184,000  $  20,123,000  $  15,850,000
Goodwill acquired                    --             --             --             --      6,495,000             --
                          =============  =============  =============  =============  =============  =============

The Corporation bases its geographic allocation upon the location of its sales offices which are all domiciled in the United States.


16.  CONTINGENCIES

The Corporation is involved in various legal actions in the normal course of business. In the opinion of management, the aggregate amount of any potential liability, for which provision has not already been made, is not expected to have a material adverse effect on the Corporation's financial position or its results.

Uncertainty Due To The Year 2000 Issue

The year 2000 issue arose because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, have been fully resolved.


17.  DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. The differences between Canadian and U.S. GAAP do not have a material effect on the Corporation's reported financial position or net income except as follows:

a.   STATEMENTS OF INCOME

The implementation of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5 requires that the costs of start-up activities and organization costs be expensed as incurred. Canadian GAAP permits the deferral of such costs.

For purposes of reporting in accordance with U.S. GAAP, certain equity securities that are not held principally for the purpose of sale in the near term are classified as available-for-sale securities, are reported at fair value, and are translated at the current exchange rate which can give rise to an exchange gain or loss (see (c) below). For Canadian GAAP purposes, such securities are reported at cost and are translated at the historical exchange rate.

For the purposes of calculating diluted earnings per share, U.S. GAAP requires the application of the treasury stock method.



                                                                1999          1998         1997
                                                         -----------   -----------   ----------
Income from continuing operations, as reported           $ 1,847,000   $ 2,652,000   $4,118,000
Less:  Start-up activities and organization costs         (1,845,000)   (1,255,000)      (8,000)
Tax effect related thereto                                   460,000       198,000        2,000
                                                         -----------   -----------   ----------
Income from continuing operations (U.S. GAAP)            $   462,000   $ 1,595,000   $4,112,000
Income from continuing operations per share (U.S. GAAP)
Basic                                                    $      0.05   $      0.19   $     0.50
Diluted                                                  $      0.05   $      0.19   $     0.49
                                                         -----------   -----------   ----------

b.   BALANCE SHEETS

The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

For purposes of reporting in accordance with U.S. GAAP, certain equity securities that are not held principally for the purpose of sale in the near term are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate financial statement, a statement of comprehensive income. For Canadian GAAP purposes, such securities are reported at cost, unless there is deemed to have been a permanent impairment in their value.

U.S. GAAP, SOP 98-5, requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for periods beginning after December 15, 1998. Initial implementation is reported as a cumulative effect of a change in accounting principle without retroactive application.

                                          1999                         1998
                                 CANADIAN    UNITED STATES    Canadian    United States
                                   GAAP          GAAP           GAAP          GAAP
                               ------------  -------------  ------------  -------------
Property, plant and equipment   $96,779,000    $94,042,000   $90,058,000    $90,058,000
Other assets                     18,228,000     17,907,000    20,374,000     19,440,000
Accrued income taxes                950,000        491,000       644,000        644,000
Retained earnings                33,920,000     31,321,000    28,233,000     28,233,000
Unrealized loss on available-
 for-sale securities                     --             --            --       (934,000)
                               ------------  -------------  ------------  -------------


c.   STATEMENTS OF COMPREHENSIVE INCOME

U.S. GAAP requires a statement of comprehensive income as follows:


                                                                1999         1998         1997
                                                        ------------  -----------   ----------

Income from continuing operations                         $  462,000   $1,595,000   $4,112,000
Change in foreign currency translation adjustment,
 net of tax (1999, $121,000; 1998, $(92,000); 1997,
 $(120,000))                                                 365,000     (490,000)    (293,000)
Change in unrealized holding (losses) on
 available-for-sale securities                               934,000     (934,000)          --
                                                        ------------  -----------   ----------
Comprehensive income                                      $1,761,000   $  171,000   $3,819,000
                                                        ============  ===========   ==========

d.   PENSION PLANS

Under U.S. GAAP, the Corporation must adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The following data is based upon reports from independent consulting actuaries as at December 31:


Change in benefit obligation                     1999            1998
----------------------------              -----------     -----------
Benefit obligation, beginning of year     $16,876,000     $15,126,000
Service cost                                  725,000         532,000
Interest cost                               1,104,000       1,015,000
Plan amendments                               139,000         146,000
Actuarial (gain) loss                      (2,343,000)        778,000
Benefits paid                                (758,000)       (721,000)
                                          -----------     -----------
Benefit obligation, end of year           $15,743,000     $16,876,000
                                          ===========     ===========

Change in fair value of plan assets         1999          1998
                                     -----------   -----------
Fair value, beginning of year        $17,591,000   $17,177,000
Actual return on plan assets           1,447,000       916,000
Employer contribution                    277,000       219,000
Benefits paid                           (758,000)     (721,000)
                                     -----------   -----------
Fair value, end of year              $18,557,000   $17,591,000
                                     ===========   ===========

Net periodic pension expense (income) included the following components:


                                                       1999           1998           1997
                                               ------------   ------------   ------------
Current service cost                             $  725,000     $  532,000     $  466,000
Interest cost on projected benefit obligation     1,104,000      1,015,000        978,000
Expected return on assets                        (1,166,000)    (1,175,000)    (1,236,000)
Net amortization                                     41,000        (93,000)       (98,000)
                                               ------------   ------------   ------------
Net pension expense                              $  704,000     $  279,000     $  110,000
                                               ============   =============  ============

Assumptions:


                                                                     1999   1998   1997
                                                                     ----   ----   ----
                                                                        %      %      %
Weighted average discount rate                                       7.75    6.5    7.0
Expected long term rate of return                                    8.75   8.75   8.75
Increase in level of compensation                                     4.0    4.0    4.0
Weighted average health care cost trend rate                          8.0    8.5    9.0
Weighted average ultimate health care cost trend rate                 5.0    5.0    5.0
                                                                     ----   ----   ----
Year in which ultimate health care cost trend rate will be achieved  2005   2005   2005

The status of the plans and the amounts recognized in the consolidated balance sheets of the Corporation for its pension plans as of December 31, 1999 and 1998 are tabulated below:


                                                                        1999            1998
                                                                ------------    ------------
Projected benefit obligation                                    $(15,743,000)   $(16,876,000)
Plan assets at fair value                                         18,557,000      17,591,000
                                                                ------------    ------------
Plan assets in excess of projected benefit obligation              2,814,000         715,000
Unrecognized net (gain) loss                                      (2,304,000)        331,000
Prior service cost not yet recognized in net periodic
pension expense                                                      380,000         297,000
Unrecognized net assets at year end                                       --         (25,000)
                                                                ------------    ------------
Prepaid pension cost included in consolidated balance sheets    $    890,000     $ 1,318,000
                                                                ============    ============

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                                                                        1% Increase    1% Decrease
                                                                                        -----------    -----------
Effect on accumulated postretirement benefit obligation                                     $38,288      $(33,300)
Effect on aggregate of the service and interest cost-components of
net postretirement benefit cost                                                               4,324        (3,682)
                                                                                        ===========    ===========

e.   STOCK BASED COMPENSATION

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income and earnings per share would have been reduced by approximately $681,000 or $0.08 per share in 1999, $1,267,000 or $0.15 per share in 1998 and $589,000 or $0.07 per share in 1997.
The fair value of the options granted during 1999, 1998, and 1997 is estimated to be $681,000, $1,267,000 and $589,000 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of 29%, 32% and 32%, respectively; risk-free interest rates varying from 4.73% to 6.34%; and an expected life of 5 years.

f.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Management has not yet evaluated the effects of this statement on its results of operations. As required, the Corporation will adopt SFAS No. 133 in the first quarter of 2001.

18.  SUBSEQUENT EVENTS

a. As the first step in its efforts to maximize shareholder value, on March 6, 2000, the Corporation entered into a stock purchase agreement whereby it agreed to sell the shares of Pyron Corporation and Pyron Metal Powders, Inc. The selling price will be $41 million subject to closing adjustments. The transaction is subject to regulatory approval.

b. To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000, the Corporation redeemed its outstanding Senior Secured Notes (see note 8). The redemption was financed by a bridge facility structured as an amendment to its existing credit facility (see note 8). The bridge facility bears interest at the same rate and is secured by the same security package as its existing credit facility. The bridge facility has a term to October 31, 2000 and is to be partially repaid from the proceeds of the sale of the Pyron Corporation and Pyron Metal Powders, Inc. The redemption necessitated a make-whole payment to the noteholders of $1.1 million, which will be recorded in the first quarter of 2000.


19.  COMPARATIVE FIGURES

Certain of the comparative figures have been restated to comply with the current year's presentation.

FINANCIAL DATA (UNAUDITED)

The following is a summary of certain unaudited quarterly financial data.


                                                      1999           1998
NET SALES FROM CONTINUING OPERATIONS
First quarter                                  $18,586,000    $16,242,000
Second quarter                                  19,752,000     17,800,000
Third quarter                                   20,115,000     16,894,000
Fourth quarter                                  19,077,000     17,402,000
                                             -------------  -------------
                                               $77,530,000    $68,338,000
                                             -------------  -------------
OPERATING INCOME FROM CONTINUING OPERATIONS
First quarter                                  $ 1,804,000    $ 1,148,000
Second quarter                                   2,056,000      1,566,000
Third quarter                                    1,899,000      2,064,000
Fourth quarter                                   1,256,000      1,424,000
                                             -------------  -------------
                                               $ 7,015,000    $ 6,202,000
                                             -------------  -------------
NET INCOME
First quarter                                  $ 1,389,000    $ 1,228,000
Second quarter                                   1,614,000      1,274,000
Third quarter                                    1,680,000      1,358,000
Fourth quarter                                   1,098,000      1,505,000
                                             -------------  -------------
                                               $ 5,781,000    $ 5,365,000
                                             -------------  -------------
NET INCOME PER SHARE - BASIC
First quarter                                  $      0.17    $      0.15
Second quarter                                        0.19           0.15
Third quarter                                         0.20           0.16
Fourth quarter                                        0.13           0.18
--------------                               -------------  -------------

                                LIST OF EXHIBITS





EXHIBIT (4)(s)   Amendment No. 2 dated March 7, 2000 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex
                 U.S. Corporation, Bank of America Canada, Bank of America
                 National Trust and Savings Association et al.

EXHIBIT (10)(l)  Agreement between Zemex Corporation and Richard L. Lister dated as of the 1st day of October, 1999.

EXHIBIT (10)(m)  Agreement between Zemex Corporation and Allen J. Palmiere dated as of the 1st day of October, 1999.

EXHIBIT (10)(n)  Agreement between Zemex Corporation and George E. Gillespie dated as of the 1st day of October, 1999.

EXHIBIT (10)(o)  Agreement between Zemex Corporation and Peter J. Goodwin dated as of the 1st day of October, 1999.

EXHIBIT (10)(p)  Agreement between Zemex Corporation and Terrance J. Hogan dated as of the 1st day of October, 1999.

EXHIBIT 21       Subsidiaries of the Registrant

EXHIBIT 27       Financial Data Schedule