Form 10-Q
period 2000-03-31
ZEMEX CORP
filed 2000-05-15
CIK 75644

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

                  For the quarterly period ended March 31, 2000
                          Commission file number 1-228


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

                               YES    X       NO
                                    -----         -----


As of March 31, 2000, there were 8,899,224 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)


                                                     MARCH 31, 2000      DECEMBER 31, 1999
                                                      ------------       -----------------
                                                      (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $ 4,342,000          $ 1,592,000
Accounts receivable                                     20,944,000           19,829,000
Income tax receivable                                      733,000                   --
Inventories                                             20,238,000           19,482,000
Prepaid expenses and other current assets                2,467,000            2,457,000
Future income tax benefits                                 677,000              677,000
                                                      ------------         ------------
                                                        49,401,000           44,037,000
Property, plant and equipment                           96,673,000           96,779,000
Other assets                                            12,467,000           18,228,000
Future income tax benefits                                 490,000              484,000
                                                      ------------         ------------

TOTAL ASSETS                                          $159,031,000         $159,528,000
                                                      ------------         ------------
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                     $ 54,950,000           $5,500,000
Accounts payable                                         7,406,000            5,959,000
Accrued liabilities                                      3,587,000            3,398,000
Accrued income taxes                                            --              950,000
Current portion of long term debt                          557,000              617,000
                                                      ------------         ------------
                                                        66,500,000           16,424,000
LONG TERM DEBT                                             434,000           50,502,000
OTHER NON-CURRENT LIABILITIES                              618,000              585,000
                                                      ------------         ------------

                                                        67,552,000           67,511,000
                                                      ------------         ------------

NON-CONTROLLING INTEREST                                 3,091,000            2,970,000
                                                      ------------         ------------
SHAREHOLDERS' EQUITY
Common stock                                            58,801,000           58,560,000
Retained earnings                                       33,058,000           33,920,000
Note receivable from shareholder                        (1,749,000)          (1,749,000)
Cumulative translation adjustment                       (1,722,000)          (1,684,000)
                                                      ------------         ------------

                                                        88,388,000           89,047,000
                                                      ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $159,031,000         $159,528,000
                                                      ------------         ------------

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)


                                                                     2000               1999
                                                                 ------------       ------------
                                                                          (unaudited)
NET SALES                                                        $ 19,669,000       $ 18,586,000
                                                                 ------------       ------------
COSTS AND EXPENSES
Cost of goods sold                                                 13,825,000         12,401,000
Selling, general and administrative                                 2,739,000          2,598,000
Depreciation, depletion and amortization                            1,966,000          1,783,000
                                                                 ------------       ------------
                                                                   18,530,000         16,782,000
                                                                 ------------       ------------
OPERATING INCOME                                                    1,139,000          1,804,000
                                                                 ------------       ------------
Interest income                                                        44,000             41,000
Interest expense                                                   (1,110,000)          (876,000)
Other expense, net (note 2)                                        (3,125,000)           (20,000)
                                                                 ------------       ------------
                                                                   (4,191,000)          (855,000)
                                                                 ------------       ------------
(LOSS) INCOME BEFORE (RECOVERY OF) PROVISION FOR
INCOME TAXES AND NON-CONTROLLING INTEREST                          (3,052,000)           949,000
(Recovery of) provision for income taxes                           (1,350,000)           215,000
Non-controlling interest in earnings (loss) of subsidiary              71,000            (13,000)
                                                                 ------------       ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                           (1,773,000)           747,000
INCOME FROM DISCONTINUED OPERATIONS                                   911,000            641,000
                                                                 ------------       ------------
NET (LOSS) INCOME                                                $   (862,000)      $  1,388,000
                                                                 ============       ============
NET (LOSS) INCOME PER SHARE
     BASIC
         Continuing operations                                   $      (0.21)      $       0.09
         Discontinued operations                                 $       0.11       $       0.08
                                                                 ------------       ------------
                                                                 $      (0.10)      $       0.17
                                                                 ------------       ------------
     FULLY DILUTED
         Continuing operations                                   $      (0.21)      $       0.08
         Discontinued operations                                 $       0.11       $       0.07
                                                                 ------------       ------------
                                                                 $      (0.10)      $       0.15
                                                                 ------------       ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                          8,516,328          8,350,590
     FULLY DILUTED                                                  8,516,328          9,926,240
                                                                 ============       ============

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)


                                                                          2000               1999
                                                                      ------------       ------------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                                    $   (862,000)      $  1,388,000
 Adjustments to reconcile net (loss) income
 to net cash flows from operating activities
     Depreciation, depletion and amortization                            2,347,000          2,111,000
     Amortization of deferred financing costs                               29,000             43,000
     Increase in future income tax benefits                                 (6,000)           (28,000)
     Non-controlling interest in subsidiary earnings (loss)                 71,000            (13,000)
     (Gain) loss on sale of property, plant and equipment                 (120,000)             5,000
     Decrease (increase) in other assets                                 1,409,000           (232,000)
     Increase in other non-current liabilities                              33,000             52,000
     Changes in non-cash working capital items                          (1,948,000)          (493,000)
                                                                      ------------       ------------
Net cash provided by operating activities                                  953,000          2,833,000
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                         (2,051,000)        (3,531,000)
     Proceeds of sales of securities                                     4,215,000               --
     Proceeds from sale of assets                                           78,000               --
                                                                      ------------       ------------

Net cash provided by (used in) investing activities                      2,242,000         (3,531,000)
                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in bank indebtedness                                  49,450,000               --
     Net (decrease) increase in long term debt                         (50,128,000)            40,000
     Issuance of common stock                                              241,000            258,000
                                                                      ------------       ------------

Net cash (used in) provided by financing activities                       (437,000)           298,000
                                                                      ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (8,000)            26,000
                                                                      ------------       ------------

NET INCREASE (DECREASE) IN CASH                                          2,750,000           (374,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,592,000          1,062,000
                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  4,342,000       $    688,000
                                                                      ------------       ------------

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 2000 and 1999 are unaudited but, in the opinion of the management of the Corporation, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of operations for the year. All material intercompany transactions have been eliminated.

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

1. On April 11, 2000, the Corporation announced that its wholly-owned subsidiary, Zemex U.S. Corporation, had completed the sale of its 100% stock ownership interest in Pyron Corporation and Pyron Metals Powders, Inc. to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB, for gross proceeds of approximately $41 million in cash, subject to certain post-closing adjustments. The book value of the metal powders group as at December 31, 1999 was $23 million. Because of the sale, the two companies that make up the metal powders group have been disclosed as discontinued operations and the prior period has been reclassified accordingly.

2. To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000, the Corporation redeemed its outstanding Senior Secured Notes. The redemption was financed by a bridge facility structured as an amendment to its existing credit facility and bears interest at the same rate and is secured by the same security package as its existing credit facility. The bridge facility has a term to October 31, 2000 and is to be partially repaid from the proceeds of the sale of the Pyron Corporation and Pyron Metal Powders, Inc. The redemption necessitated a make-whole payment to the noteholders of $1.2 million, which was recorded in the first quarter of 2000 and included in other expenses. Additionally $0.3 million was paid out in related transaction expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes was written off.

3. During the second quarter of 1998, the Corporation initiated an attempted acquisition of control of Inmet Mining Corporation ("Inmet"). Approximately 4.4 million shares of Inmet were acquired. The purchase was financed by the Corporation's credit facilities, as amended. Subsequently, the acquisition was abandoned and the Corporation sold, pursuant to an issuer bid, approximately 2.6 million common shares of Inmet for proceeds of approximately C$14.9 million. No gain or loss was recognized on the transaction at that time. The Corporation recorded a foreign exchange loss in 1998 of $0.7 million in other expense as a result of a decline in the value of the Canadian dollar. In February 2000, the Corporation sold its remaining 1.8 million common shares of Inmet for net proceeds of C$6.0 million. No gain or loss was recorded in the first quarter of 2000 as the investment was written down at December 31, 1999 by $0.5 million to the amount realized when the investment was sold.

SEGMENT INFORMATION

The Corporation's continuing operations is now composed of two principal lines of business and is organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:

                                                                       Industrial       Aluminum
Period Ended March 31, 2000                         Consolidated        Minerals       Recycling         Corporate
                                                    ------------      -----------      ----------       ------------
Net sales                                            $19,669,000      $12,895,000      $6,774,000       $      --
Operating income (loss)                                1,139,000        1,562,000         239,000          (662,000)
Interest (expense)                                    (1,110,000)          16,000          (6,000)       (1,120,000)
(Loss) income from continuing operations              (1,773,000)       1,249,000         253,000        (3,275,000)
Income from discontinued operations                      911,000               --              --               --
Net (loss) income                                       (862,000)       1,249,000         253,000        (3,275,000)
                                                     -----------      -----------      ----------       ------------

                                                                      Industrial        Aluminum
Period Ended March 31, 1999                         Consolidated       Minerals        Recycling         Corporate
                                                    ------------      -----------      ----------       ------------
Net sales                                            $18,586,000      $12,577,000      $6,009,000       $       --
Operating income (loss)                                1,804,000        2,116,000         401,000          (713,000)
Interest expense                                        (876,000)         (12,000)        (29,000)         (835,000)
Income (loss) from continuing operations                 747,000        1,735,000         397,000        (1,385,000)
Income from discontinued operations                      641,000               --              --               --
Net income (loss)                                      1,388,000        1,735,000         397,000        (1,385,000)
                                                     -----------      -----------      ----------       ------------


                                                       Industrial        Aluminum                     Discontinued
March 31, 2000                      Consolidated        Minerals        Recycling       Corporate       Operations
                                    ------------      -----------      -----------     -----------      -----------
Current assets                      $ 49,401,000      $28,008,000      $ 4,988,000     $ 5,067,000      $11,338,000
Total assets                         159,031,000       82,429,000       36,831,000      15,300,000       24,471,000
Total current liabilities             66,500,000        4,902,000        3,127,000      55,530,000        2,941,000
Total shareholders' equity            88,388,000               --               --      88,388,000               --
                                    ------------      -----------      -----------     -----------      -----------


                                                       Industrial        Aluminum                      Discontinued
March 31, 1999                      Consolidated        Minerals        Recycling       Corporate       Operations
                                    ------------      -----------      -----------     -----------     ------------
Current assets                      $ 39,666,000      $23,959,000      $ 3,010,000     $ 1,253,000      $11,444,000
Total assets                         151,935,000       75,429,000       34,560,000      16,239,000       25,707,000
Total current liabilities             25,182,000        4,864,000        4,122,000      10,741,000        5,455,000
Total shareholders' equity            83,685,000               --               --      83,685,000               --
                                     -----------      -----------      -----------     -----------      -----------

COMMON SHARES AND STOCK OPTIONS

Shares Outstanding

As at March 31, 2000, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,884,990 common shares issued and outstanding as of April 30, 2000.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,158,150 options outstanding as of April 30, 2000 of which 728,250 are exercisable as of April 30, 2000.


DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and U.S. generally accepted accounting principles ("U.S. GAAP") do not have a material effect on the Corporation's reported financial position or net (loss) income or cash flows except as follows:

a.   Income Statements

     The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") requires costs of start-up activities and organization costs to be expensed as incurred. Canadian GAAP permits the deferral of such costs.

                                                                              Period Ended        Period Ended
                                                                             March 31, 2000      March 31, 1999
                                                                             --------------      --------------
     (Loss) income from continuing operations, as reported                    $ (1,773,000)        $ 747,000
     Less: Start-up activities                                                          --          (541,000)
     Tax effect related thereto                                                         --           151,000
                                                                              ------------         ---------

     (Loss) income from continuing operations (U.S. GAAP)                     $ (1,773,000)        $ 357,000
                                                                              ------------         ---------
     (Loss) income from continuing operations per share (U.S. GAAP)
                             - basic                                                $(0.21)           $ 0.04
                             - diluted                                              $(0.21)           $ 0.04
                                                                              ------------         ---------

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

                                                     March 31, 2000                        December 31, 1999
                                              ------------------------------         ------------------------------
                                              Canadian GAAP       U.S. GAAP          Canadian GAAP       U.S. GAAP
                                              -------------     ------------         -------------     ------------
     Property, plant and equipment             $ 96,673,000     $ 93,936,000          $ 96,779,000     $ 94,042,000
     Other assets                                12,467,000       12,158,000            18,228,000       17,907,000
     Accrued income taxes                                --               --               950,000          491,000
     Retained earnings                           33,058,000       30,012,000            33,920,000       31,321,000
                                               ------------     ------------          ------------     ------------

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:

     Period Ended March 31                                                              2000              1999
                                                                                    -----------         --------
     (Loss) income from continuing operations (U.S. GAAP)                           $(1,773,000)        $357,000
     Change in foreign currency translation adjustment, net of tax
           (2000, $(17,000); 1999, $39,000)                                             (21,000)         102,000
     Change in unrealized holding losses on
           available-for-sale securities                                                    --          (373,000)
                                                                                    -----------         --------
     Comprehensive (loss) income                                                    $(1,794,000)        $ 86,000
                                                                                    -----------         --------

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Management has not yet evaluated the effects of this statement on its results of operations. As required, the Corporation will adopt SFAS No. 133 in the first quarter of 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 2000 and the three months ended March 31, 1999, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Sales

The Corporation's net sales from continuing operations for the three months ended March 31, 2000 were $19.7 million compared to $18.6 million in March 31, 1999, an increase of $1.1 million, or 5.8%.

Net sales of $12.9 million in the industrial minerals segment for the three month period ended March 31, 2000 represented an increase of $0.3 million, or 2.5%, over the 1999 period. Of the increase, $0.6 million is due to an increase in talc sales revenue, offset by an $0.8 million decrease in feldspar sales revenue.

Net sales for the aluminum recycling segment for the three months ended March 31, 2000 were $6.8 million, an increase of $0.8 million, or 12.7%, from the first quarter of 1999. The increase is attributable to growth in sales of the Corporation's heat containment products and an increase in aluminum prices.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2000 was $13.8 million, an increase of $1.4 million, or 11.5%, from the comparable period in 1999. The Corporation's gross margin as a percentage of sales decreased to 29.7% for the three months ended March 31, 2000 from 33.3% during the first quarter of 1999.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended March 31, 2000 increased to $2.7 million, $0.1 million, or 5.4%, over the same period of 1999. As a percentage of sales, SG&A for the three months ended March 31, 2000 and March 31, 1999 was 13.9%.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2000 was $2.0 million, an increase of 10.3% over the comparable period in 1999, as a result of assets acquired and placed into service over the last three months.

Operating Income

Operating income for the three month period ended March 31, 2000 was $1.1 million, a decrease of $0.7 million from the comparable period in 1999.

Interest Income

Interest income for the three months ended March 31, 2000 was $0.1 million, unchanged from the same period in 1999.

Interest Expense

Interest expense for the three months ended March 31, 2000 was $1.1 million, up from $0.9 million for the comparable period in 1999. Total indebtedness was $55.9 million at the end of the first quarter of 2000 compared to $51.5 million at the end of the first quarter of 1999. Total indebtedness will be significantly reduced as a result of the sale of the metal powders group and, interest expense will decline accordingly.

Other Expense, Net

The Corporation recognized other expenses of $3.2 million in connection with the early redemption of its Senior Secured Notes on March 8, 2000 (see note 2 on page 5). Of the $3.2 million, a $1.2 million make-whole premium was paid to the noteholders, $0.3 million was paid out in related transaction expenses, and $1.7 million in deferred financing expenses relating to the issuance of the Senior Secured Notes was written off.

(Recovery of) Provision for Income Taxes

For the three months ended March 31, 2000, the Corporation recognized an income tax benefit of $1.4 million from continuing operations. During the first quarter of 1999, the Corporation's provision for income taxes was $0.2 million. The gain on the sale of the metal powders group will be recorded in the second quarter of 2000 resulting in additional tax expenses, which will offset the first quarter recovery.

Net (Loss) Income

As a result of the factors discussed above, the Corporation recorded a net loss from continuing operations for the three months ended March 31, 2000 of $0.9 million compared to net income of $1.4 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first quarter of 2000, the Corporation generated cash flow from operations of $1.0 million as compared to $2.8 million for the first quarter of 1999. In 2000, non-cash working capital used $1.9 million of cash generated from operations; in the corresponding period in 1999 non-cash working capital items used $0.5 million of cash. The increase of $1.4 million is mainly due to an increase in accounts receivable and income tax receivable.

The Corporation had a working capital deficit of $17.1 million at March 31, 2000 compared to $27.6 million in working capital at December 31, 1999. The decrease in working capital arose as a result of replacing the Corporation's $50 million Senior Secured Notes with a $50 million bridge facility in March 2000. The proceeds from the sale of the metal powders division (see note 1 on page 5) were used to partially repay this facility and, accordingly, the Corporation's working capital status will significantly improve in the second quarter ended June 30, 2000.

The Corporation sold its remaining 1.8 million common shares of Inmet Mining Corporation in February 2000 for net proceeds of C$6.0 million. No gain or loss was recognized in the first quarter of 2000 as the investment was written down at the end of the 1999 fiscal year to the amount realized when the investment was sold in February 2000 (see Note 3 on page 5).

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

ITEM 3 - MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs a periodic sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Current prices and interest rates are such that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation's financial instruments is included in the financial instruments note to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10K for the year ended December 31, 1999.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

Form 8-K filed on March 9, 2000

Form 8-K filed on March 17, 2000

Form 8-K filed on April 21, 2000

                                    * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 15th day of May, 2000.


                               ZEMEX CORPORATION
                               (Registrant)

                                By:  /s/ ALLEN J. PALMIERE
                                     ------------------------------------------
                                     Allen J. Palmiere
                                     Vice President and Chief Financial Officer