Form 10-Q
period 2000-06-30
ZEMEX CORP
filed 2000-08-08
CIK 75644

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

                  For the quarterly period ended June 30, 2000
                          Commission file number 1-228


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

                             YES   X     NO


As of June 30, 2000, there were 8,821,020 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

                                                                            JUNE 30, 2000          DECEMBER 31, 1999
                                                                            -------------          -----------------
ASSETS                                                                        (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                   $     861,000             $   1,592,000
Accounts receivable                                                            16,838,000                19,829,000
Inventories                                                                    15,528,000                19,482,000
Prepaid expenses and other current assets                                       1,832,000                 2,457,000
Future income tax benefits                                                        677,000                   677,000
                                                                            -------------             -------------
                                                                               35,736,000                44,037,000
Property, plant and equipment                                                  81,968,000                96,779,000
Other assets                                                                   11,678,000                18,228,000
Future income tax benefits                                                        521,000                   484,000
                                                                            -------------             -------------
TOTAL ASSETS                                                                $ 129,903,000             $ 159,528,000
                                                                            =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                                           $  15,145,000             $   5,500,000
Accounts payable                                                                5,581,000                 5,959,000
Accrued liabilities                                                             2,508,000                 3,398,000
Accrued income taxes                                                            4,345,000                   950,000
Current portion of long term debt                                                 618,000                   617,000
                                                                            -------------             -------------
                                                                               28,197,000                16,424,000
LONG TERM DEBT                                                                    434,000                50,502,000
OTHER NON-CURRENT LIABILITIES                                                     633,000                   585,000
                                                                            -------------             -------------
                                                                               29,264,000                67,511,000
                                                                            -------------             -------------
NON-CONTROLLING INTEREST                                                        3,222,000                 2,970,000
                                                                            -------------             -------------
SHAREHOLDERS' EQUITY
Common stock                                                                   58,173,000                58,560,000
Retained earnings                                                              42,898,000                33,920,000
Note receivable from shareholder                                               (1,749,000)               (1,749,000)
Cumulative translation adjustment                                              (1,905,000)               (1,684,000)
                                                                            -------------             -------------
                                                                               97,417,000                89,047,000
                                                                            -------------             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 129,903,000             $ 159,528,000
                                                                            =============             =============

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                      (US$)

                                                                       3 MONTHS ENDED JUNE 30          6 MONTHS ENDED JUNE 30
                                                                        2000            1999            2000             1999
                                                                   ------------     ------------    ------------      ------------
                                                                                             (unaudited)
NET SALES                                                          $ 21,101,000     $ 19,752,000    $ 40,770,000      $ 38,338,000
                                                                   ------------     ------------    ------------      ------------
COSTS AND EXPENSES
Cost of goods sold                                                   15,531,000       12,884,000      29,356,000        25,284,000
Selling, general and administrative                                   2,879,000        2,956,000       5,618,000         5,554,000
Depreciation, depletion and amortization                              1,947,000        1,856,000       3,913,000         3,640,000
                                                                   ------------     ------------    ------------      ------------
                                                                     20,357,000       17,696,000      38,887,000        34,478,000
                                                                   ------------     ------------    ------------      ------------
OPERATING INCOME                                                        744,000        2,056,000       1,883,000         3,860,000
                                                                   ------------     ------------    ------------      ------------

Interest income                                                          45,000           30,000          88,000            70,000
Interest expense                                                       (508,000)      (1,053,000)     (1,617,000)       (1,928,000)
Other expenses, net                                                     130,000           (2,000)     (2,995,000)          (22,000)
                                                                   ------------     ------------    ------------      ------------
                                                                       (333,000)      (1,025,000)     (4,524,000)       (1,880,000)
                                                                   ------------     ------------    ------------      ------------
INCOME (LOSS) BEFORE (RECOVERY OF) PROVISION FOR INCOME TAXES
AND NON-CONTROLLING INTEREST                                            411,000        1,031,000      (2,641,000)        1,980,000
(Recovery of) provision for income taxes                                (30,000)         240,000      (1,380,000)          455,000
Non-controlling interest in earnings (loss) of subsidiary                20,000           (3,000)         91,000           (17,000)
                                                                   ------------     ------------    ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                421,000          794,000      (1,352,000)        1,542,000
INCOME FROM DISCONTINUED OPERATIONS                                   9,418,000          820,000      10,330,000         1,461,000
                                                                   ------------     ------------    ------------      ------------
NET INCOME                                                         $  9,839,000     $  1,614,000    $  8,978,000      $  3,003,000
                                                                   ============     ============    ============      ============
NET INCOME (LOSS) PER SHARE
     BASIC
         Continuing operations                                     $       0.05     $       0.09    $      (0.16)     $       0.18
         Discontinued operations                                   $       1.11     $       0.10    $       1.21      $       0.18
                                                                   ------------     ------------    ------------      ------------
                                                                   $       1.16     $       0.19    $       1.05      $       0.36
                                                                   ------------     ------------    ------------      ------------
     FULLY DILUTED
         Continuing operations                                     $       0.04     $       0.08    $      (0.14)     $       0.16
         Discontinued operations                                   $       0.95     $       0.09    $       1.05      $       0.16
                                                                   ------------     ------------    ------------      ------------
                                                                   $       0.99     $       0.17    $       0.91      $       0.32
                                                                   ------------     ------------    ------------      ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                            8,498,861        8,403,728       8,507,594         8,377,306
     FULLY DILUTED                                                   10,001,011        9,842,516      10,009,744         9,764,238

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30
                                      (US$)


                                                                                  2000                1999
                                                                             ------------         ------------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                  $  8,978,000         $  3,003,000
 Adjustments to reconcile net income to
 net cash flows from operating activities
     Depreciation, depletion and amortization                                   4,294,000            4,295,000
     Amortization of deferred financing costs                                      29,000               97,000
     Increase in future income tax benefits                                       (37,000)            (443,000)
     Non-controlling interest in subsidiary earnings (loss)                        91,000              (17,000)
     (Gain) loss on sale of property, plant and equipment                        (267,000)              65,000
     Gain on sale of discontinued operations                                  (15,191,000)                  --
     Increase in other assets                                                    (726,000)          (1,762,000)
     Increase (decrease) in other non-current liabilities                          48,000             (111,000)
     Changes in non-cash working capital items                                  2,850,000             (827,000)
                                                                             ------------         ------------
Net cash provided by operating activities                                          69,000            4,300,000
                                                                             ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                (3,814,000)          (7,594,000)
     Proceeds from sale of discontinued operations                             39,353,000                   --
     Proceeds of sales of securities                                            4,215,000                   --
     Proceeds from sale of assets                                                 234,000                1,000
                                                                             ------------         ------------
Net cash provided by (used in) investing activities                            39,988,000           (7,593,000)
                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in bank indebtedness                               9,645,000          (10,000,000)
     Net (decrease) increase in long term debt                                (50,007,000)          12,387,000
     Issuance of common stock                                                     225,000              521,000
     Purchase of common stock and options                                        (612,000)             (35,000)
                                                                             ------------         ------------
Net cash (used in) provided by financing activities                           (40,749,000)           2,873,000
                                                                             ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (39,000)              93,000
                                                                             ------------         ------------
NET DECREASE IN CASH                                                             (731,000)            (327,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,592,000            1,062,000
                                                                             ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    861,000         $    735,000
                                                                             ============         ============

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments, considered necessary for a fair presentation of financial position and results of operations. The results of operations for the three-month and six month periods ended June 30, 2000 are not necessarily indicative of operations for the year. All material intercompany transactions have been eliminated.

OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation has operated in three principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Fabi-Benwood, LLC, Zemex Industrial Minerals, Inc. and Zemex Mica Corporation; (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc.; and (iii) metal powders, which includes Pyron Corporation and Pyron Metal Powders, Inc. (see note 1 below).

1. On April 11, 2000, the Corporation completed the sale of its metal powders division for $42.0 million to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.2 million in the second quarter of 2000; the after-tax gain from this sale transaction was $9.4 million, or $1.11 per share. The sale proceeds were applied to the Corporation's credit facilities. The Corporation's total bank indebtedness was reduced to $15.1 million by the end of the second quarter of 2000. Because of the sale, the metal powders division has been disclosed as a discontinued operation and the prior period figures have been reclassified accordingly.

2. To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000 the Corporation redeemed its outstanding Senior Secured Notes. The redemption was financed by a bridge facility structured as an amendment to the Corporation's existing credit facility, bears interest at the same rate and is secured by the same security package as the existing credit facility. The bridge facility matures October 31, 2000 and was to be partially repaid from the the sale proceeds from Pyron Corporation and Pyron Metal Powders, Inc. The redemption necessitated a make-whole payment to the noteholders of $1.2 million, which was recorded in the first quarter of 2000 and was included in other expenses. Additionally $0.3 million was paid out in related transaction expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes was written off.

SEGMENT INFORMATION

The Corporation's continuing operations are now organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:

                                                                       Industrial        Aluminum
Three Months Ended June 30, 2000                    Consolidated         Minerals       Recycling        Corporate
--------------------------------                    ------------     ------------      ----------       -----------
Net sales                                           $ 21,101,000     $ 13,917,000      $7,184,000       $        --
Operating income (loss)                                  744,000        1,438,000          35,000          (729,000)
Interest expense                                        (508,000)         (24,000)         (6,000)         (478,000)
Income (loss) from continuing operations                 421,000        1,025,000          40,000          (644,000)
Income from discontinued operations                    9,418,000               --              --         9,418,000
Net income                                             9,839,000        1,025,000          40,000         8,774,000
                                                    ============     ============      ==========       ===========

                                                                       Industrial        Aluminum
Three Months Ended June 30, 1999                    Consolidated         Minerals       Recycling        Corporate
--------------------------------                    ------------     ------------      ----------       -----------
Net sales                                           $ 19,752,000     $ 12,716,000      $7,036,000       $        --
Operating income (loss)                                2,056,000        1,986,000         883,000          (813,000)
Interest expense                                      (1,053,000)         (68,000)        (17,000)         (968,000)
Income (loss) from continuing operations                 794,000        1,662,000         879,000        (1,747,000)
Income from discontinued operations                      820,000               --              --                --
Net income (loss)                                      1,614,000        1,662,000         879,000        (1,747,000)
                                                    ============     ============      ==========       ===========

                                                                       Industrial        Aluminum
Six Months Ended June 30, 2000                      Consolidated         Minerals       Recycling        Corporate
--------------------------------                    ------------     ------------      ----------       -----------
Net sales                                           $ 40,770,000     $ 26,812,000    $ 13,958,000       $        --
Operating income (loss)                                1,883,000        3,000,000         274,000        (1,391,000)
Interest expense                                      (1,617,000)          (8,000)        (12,000)       (1,597,000)
(Loss) income from continuing operations              (1,352,000)       2,274,000         293,000        (3,919,000)
Income from discontinued operations                   10,330,000               --              --         9,418,000
Net income                                             8,978,000        2,274,000         293,000         5,499,000
                                                    ============     ============    ============       ===========

                                                                       Industrial        Aluminum
Six Months Ended June 30, 1999                      Consolidated         Minerals       Recycling        Corporate
--------------------------------                    ------------     ------------      ----------       -----------
Net sales                                           $ 38,338,000     $ 25,293,000    $ 13,045,000       $        --
Operating income (loss)                                3,860,000        4,102,000       1,284,000        (1,526,000)
Interest expense                                      (1,928,000)         (79,000)        (46,000)       (1,803,000)
Income (loss) from continuing operations               1,542,000        3,397,000       1,276,000        (3,131,000)
Income from discontinued operations                    1,461,000               --              --                --
Net income (loss)                                      3,003,000        3,397,000       1,276,000        (3,131,000)
                                                    ============     ============    ============       ===========

                                                     Industrial         Aluminum                      Discontinued
June 30, 2000                      Consolidated       Minerals         Recycling       Corporate       Operations
-------------                      ------------     ------------      -----------     -----------     ------------
Current assets                     $ 35,736,000     $ 27,222,000      $ 6,018,000     $ 2,496,000     $         --
Total assets                        129,903,000       81,388,000       37,837,000      10,678,000               --
Total current liabilities            28,197,000        4,454,000        3,809,000      19,934,000               --
Total shareholders' equity           97,417,000               --               --      97,417,000               --
                                   ============     ============      ===========     ===========     ============

                                                     Industrial         Aluminum                     Discontinued
June 30, 1999                      Consolidated       Minerals         Recycling       Corporate       Operations
-------------                      ------------     ------------      -----------     -----------     ------------
Current assets                     $ 40,150,000     $ 24,425,000      $ 3,903,000     $ 1,384,000     $ 10,438,000
Total assets                        156,405,000       77,607,000       35,933,000      16,971,000       25,894,000
Total current liabilities            13,725,000        5,448,000        3,401,000         537,000        4,339,000
Total shareholders' equity           85,814,000               --               --      85,814,000               --
                                   ============     ============      ===========     ===========     ============

COMMON SHARES AND STOCK OPTIONS

Shares Outstanding

As at June 30, 2000, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,814,131 common shares issued and outstanding as of July 31, 2000.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,145,150 options outstanding as of July 31, 2000 of which 944,700 are exercisable as of July 31, 2000.


DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and U.S. generally accepted accounting principles ("U.S. GAAP") do not have a material effect on the Corporation's reported financial position or net income (loss) or cash flows except as follows:

a.   Income Statements

     The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") requires costs of start-up activities and organization costs to be expensed as incurred. Canadian GAAP permits the deferral of such costs.

     For purposes of reporting in accordance with U.S. GAAP, certain equity securities that are not held principally for the purpose of sale in the near term are classified as available-for-sale securities, are reported at fair value, and are translated at the current exchange rate, which can give rise to an exchange gain or loss. For Canadian GAAP purposes, such securities are to be reported at cost unless their market value has declined below cost, and are translated at the historical exchange rate.

     The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                            2000             1999          2000            1999
                                                         ---------        ---------    -----------     -----------
     Income (loss) from continuing operations,
            as reported                                  $ 421,000        $ 794,000    $(1,352,000)    $ 1,542,000
     Less:  Start-up activities                                 --         (749,000)            --      (1,291,000)
     Add:   Exchange gain on
            available-for-sale securities                       --          127,000             --         127,000
     Tax effect related thereto                                 --          174,000             --         326,000
                                                         ---------        ---------    -----------     -----------
     Income (loss) from continuing operations
         (U.S. GAAP)                                     $ 421,000        $ 346,000    $(1,352,000)    $   704,000
                                                         ---------        ---------    -----------     -----------
     Income (loss) from continuing operations
         per share (U.S. GAAP)
                      - basic                            $    0.05        $    0.04    $     (0.16)    $      0.08
                      - diluted                          $    0.05        $    0.04    $     (0.16)    $      0.08
                                                         =========        =========    ===========     ===========

b.   Balance Sheets

     U.S. GAAP, SOP 98-5, requires that the costs of start-up activities be expensed in the period incurred rather than be deferred. SOP 98-5 is effective for periods beginning after December 15, 1998. Initial implementation is reported as a cumulative effect of a change in accounting principle without retroactive application.

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

                                                        June 30, 2000                      December 31, 1999
                                                ----------------------------          -----------------------------
                                                Canadian GAAP     U.S. GAAP           Canadian GAAP     U.S. GAAP
                                                ------------    ------------          ------------     ------------
     Property, plant and equipment              $ 81,968,000    $ 79,230,000          $ 96,779,000     $ 94,042,000
     Other assets                                 11,678,000      11,381,000            18,228,000       17,907,000
     Accrued income taxes                          4,345,000       4,345,000               950,000          491,000
     Retained earnings                            42,898,000      39,863,000            33,920,000       31,321,000
                                                ============    ============          ============     ============

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:


                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                           2000             1999               2000            1999
                                                        ---------        ----------       ------------      ----------
     Net income (loss) (U.S. GAAP)                      $ 421,000        $  346,000       $ (1,352,000)     $  704,000
     Change in foreign currency translation
       adjustment, net of tax (2000,
       $(90,000), $(108,000); 1999, $80,000,
       $119,000)                                          (93,000)          205,000           (113,000)        307,000
     Change in unrealized holding gains
       (losses) on available-for-sale securities               --          (402,000)                --        (775,000)
                                                        ---------        ----------       ------------      ----------
     Comprehensive income (loss)                        $ 328,000        $  149,000       $ (1,465,000)     $  236,000
                                                        =========        ==========       ============      ==========

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 2000 and the three months ended June 30, 1999, and for the six months ended June 30, 2000 and six months ended June 30, 1999, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales

The Corporation's net sales from continuing operations for the three months ended June 30, 2000 were $21.1 million compared to $19.8 million for the three months ended June 30, 1999, an increase of $1.3 million, or 6.8%.

Net sales of $13.9 million in the industrial minerals segment for the three month period ended June 30, 2000 represented an increase of $1.2 million, or 9.4%, over the same period in 1999. Sales revenue from talc, mica and feldspar products increased by $0.6 million, $0.4 million and $0.2 million, respectively, compared with the corresponding quarter in 1999.

Net sales for the aluminum recycling segment for the three months ended June 30, 2000 were $7.2 million, an increase of $0.1 million, or 2.1%, from the second quarter of 1999. The increase is attributable to growth in sales of the Corporation's heat containment products partially offset by the start-up costs relating to calcium aluminate.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2000 was $15.5 million, an increase of $2.6 million, or 20.6%, from the comparable period in 1999. The increase is in part due to the start-up of the Corporation's calcium aluminate facility. Also in the second quarter of 2000 the Corporation did not produce for inventory any feedstock used in the production of low iron sand. For these reasons the Corporation's gross margin as a percentage of sales decreased to 26.4% for the three months ended June 30, 2000 from 34.8% during the second quarter of 1999.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended June 30, 2000 decreased to $2.9 million, a decline of $0.1 million, or 2.6%, from the same period in 1999. As a percentage of sales, SG&A decreased to 13.6% in the second quarter of 2000 from 15.0% in the corresponding period in 1999.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 2000 was $1.9 million, an increase of 4.9% over the comparable period in 1999 as a result of assets being acquired and placed into service over the last twelve months.

Operating Income

Operating income for the three month period ended June 30, 2000 was $0.7 million, a decrease of $1.3 million from the comparable period in 1999.

Interest Income

Interest income for the three months ended June 30, 2000 was $0.5 million, virtually unchanged from the same period in 1999.

Interest Expense

Interest expense for the three months ended June 30, 2000 was $0.5 million, down from $1.1 million for the comparable period in 1999. The decrease is primarily due to the sale of the metal powders division, the proceeds from which were applied to pay down the Corporation's credit facilities. Total bank indebtedness was $15.1 million as of June 30, 2000 compared to $55.5 million as of December 31, 1999.

(Recovery of) Provision for Income Taxes

For the three months ended June 30, 2000, the Corporation recognized a marginal income tax benefit of $30,000 from continuing operations as a result of both an increase in the applicable tax rate and a decrease of income earned from its U.S. continuing operations. During the second quarter of 1999, the Corporation's provision for income taxes was $0.2 million.

Net Income

As a result of the factors discussed above, the Corporation recorded net income from continuing operations for the three months ended June 30, 2000 of $0.4 million compared to $0.8 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Sales

The Corporation's net sales for the six months ended June 30, 2000 were $40.8 million, an increase of $2.4 million, or 6.3%, from the same period in 1999. The increase is due to a 6.0% increase in sales of industrial mineral products and a 7.0% increase in sales from the aluminum recycling segment.

Net sales in the industrial minerals segment for the six month period ended June 30, 2000 increased by $1.5 million to $26.8 million from $25.3 million in the corresponding period of 1999. Of the increase, $1.2 million is due to an increase in talc sales and $0.9 million is due to an increase in sales of mica, offset by a $0.6 million decrease in feldspar revenue.

Sales from the Corporation's aluminum recycling segment for the six months ended June 30, 2000 were $14.0 million, $0.9 million, or 7.0%, higher than in the same period of 1999.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2000 was $29.4 million, an increase of $4.1 million, or 16.1%, from the comparable period in 1999. As a percentage of net sales, gross margin decreased to 28.0% for the six months ended June 30, 2000 from 34.1% for the same period in 1999.

Selling, General and Administrative Expense

SG&A expense for both the six month period ended June 30, 2000 and the corresponding period ended June 30, 1999 was $5.6 million. As a percentage of net sales, SG&A expense decreased to 13.8% in the first half of 2000 from 14.5% in the same period in 1999.

Depreciation, Depletion and Amortization

DD&A for the six months ended June 30, 2000 was $3.9 million, an increase of $0.3 million, or 7.5%, over the comparable period in 1999.

Operating Income

Operating income for the six month period ended June 30, 2000 was $1.9 million, a decrease of $2.0 million, or 51.2%, from the comparable period in 1999.

Interest Income

Interest income for the six months ended June 30, 2000 was $0.1 million, marginally higher than for the same period in 1999.

Interest Expense

Interest expense for the six months ended June 30, 2000 was $1.6 million, $0.3 million, or 16.1%, lower than in the same period in 1999 as a result of decreased indebtedness.

Other Expense, Net

The Corporation recorded other expense of $3.0 million for the six months ended June 30, 2000, compared to $20,000 for the same period in 1999. The increase is mainly due to the recognition of $3.2 million of expense in connection with the early redemption of its Senior Secured Notes in March 2000.

(Recovery of) Provision for Income Taxes

For the six months ended June 30, 2000, the Corporation recognized an income tax benefit of $1.4 million from the continuing operations. The Corporation recorded an income tax provision of $0.5 million from the continuing operations for the same period of 1999.

Net (Loss) Income

As a result of the factors discussed above, the Corporation recorded a net loss of $1.4 million from continuing operations for the six months ended June 30, 2000 compared to net income of $1.5 million from the same period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first two quarters of 2000, the Corporation generated cash flow from operations of $0.1 million as compared to $4.3 million for the first six months of 1999. Non-cash working capital generated $2.9 million of cash for the first six months of 2000; in the corresponding period in 1999, non-cash working capital items used $0.8 million of cash from operations. The change is mainly due to an increase in accounts payable and income tax payable, offset by an increase in accounts receivable.

The Corporation had working capital of $7.5 million at June 30, 2000 compared to $27.6 million at December 31, 1999. The decrease in working capital arose as a result of replacing the Corporation's $50 million Senior Secured Notes with a $50 million bridge facility in March 2000. As a result of applying proceeds from the sale of the metal powders division, the balance of credit facilities was reduced to $15.1 million as of June 30, 2000.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's 2000 Annual and Special Meeting of Shareholders held on June 29, 2000 the following actions were taken and votes tabulated:

1.   Eight directors were elected for the ensuing year.

            NAME                                    VOTES FOR                          VOTES WITHHELD
            ----                                    ---------                          --------------
     Paul A. Carroll                                6,757,319                              11,314
     Morton A. Cohen                                6,757,319                              11,314
     John M. Donovan                                6,757,319                              11,314
     R. Peter Gillin                                6,757,319                              11,314
     Peter Lawson-Johnston                          6,757,319                              11,314
     Richard L. Lister                              6,757,319                              11,314
     Garth A.C. MacRae                              6,757,319                              11,314
     William J. vanden Heuvel                       6,757,319                              11,314

2. The appointment of Deloitte & Touche as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 2000 was ratified.

                                                             ABSTENTIONS
         VOTES FOR            VOTES AGAINST         (INCLUDING BROKER NON-VOTES)
         ---------            -------------         ----------------------------
         6,760,013                  0                          2,243

3. The proposal to increase the number of common shares reserved for issuance under the Corporation's 1999 Stock Option Plan was approved.

                                                             ABSTENTIONS
         VOTES FOR            VOTES AGAINST         (INCLUDING BROKER NON-VOTES)
         ---------            -------------         ----------------------------
         5,495,528               101,767                       2,643

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

Form 8-K filed April 21, 2000

                                    * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 8th day of August, 2000.


                                ZEMEX CORPORATION
                                (Registrant)

                                By: /s/ ALLEN J. PALMIERE
                                   -------------------------------------------
                                    Allen J. Palmiere
                                    Vice President and Chief Financial Officer