Form 10-Q
period 2000-09-30
ZEMEX CORP
filed 2000-11-14
CIK 75644

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

                For the quarterly period ended September 30, 2000
                          Commission file number 1-228


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

                                 YES    X    NO


As of September 30, 2000, there were 8,776,383 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)


                                          SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                          ------------------   -----------------
                                              (unaudited)
ASSETS
CURRENT ASSETS
Cash                                         $  1,682,000          $  1,592,000
Accounts receivable                            14,592,000            19,829,000
Inventories                                    16,705,000            19,482,000
Prepaid expenses and other current assets         766,000             2,457,000
Future income tax benefits                        677,000               677,000
                                             ------------          ------------
                                               34,422,000            44,037,000
Property, plant and equipment                  80,873,000            96,779,000
Other assets                                   11,712,000            18,228,000
Future income tax benefits                        542,000               484,000
                                             ------------          ------------
TOTAL ASSETS                                 $127,549,000          $159,528,000
                                             ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                            $ 14,895,000          $  5,500,000
Accounts payable                                4,878,000             5,959,000
Accrued liabilities                             2,873,000             3,398,000
Accrued income taxes                            3,633,000               950,000
Current portion of long term debt                 528,000               617,000
                                             ------------          ------------
                                               26,807,000            16,424,000
LONG TERM DEBT                                    311,000            50,502,000
OTHER NON-CURRENT LIABILITIES                     661,000               585,000
                                             ------------          ------------
                                               27,779,000            67,511,000
                                             ------------          ------------
NON-CONTROLLING INTEREST                        3,236,000             2,970,000
                                             ------------          ------------
SHAREHOLDERS' EQUITY
Common stock                                   57,833,000            58,560,000
Retained earnings                              42,493,000            33,920,000
Note receivable from shareholder               (1,749,000)           (1,749,000)
Cumulative translation adjustment              (2,043,000)           (1,684,000)
                                             ------------          ------------
                                               96,534,000            89,047,000
                                             ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $127,549,000          $159,528,000
                                             ============          ============

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                      (US$)


                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30                      SEPTEMBER 30
                                                                        2000             1999            2000             1999
                                                                   ------------     ------------    ------------     ------------
                                                                                           (unaudited)
NET SALES                                                          $ 18,447,000     $ 20,115,000    $ 59,217,000     $ 58,453,000
                                                                   ------------     ------------    ------------     ------------
COSTS AND EXPENSES
Cost of goods sold                                                   14,088,000       13,522,000      43,444,000       38,807,000
Selling, general and administrative                                   2,939,000        2,795,000       8,557,000        8,349,000
Depreciation, depletion and amortization                              2,049,000        1,899,000       5,963,000        5,538,000
                                                                   ------------     ------------    ------------     ------------
                                                                     19,076,000       18,216,000      57,964,000       52,694,000
                                                                   ------------     ------------    ------------     ------------
OPERATING (LOSS) INCOME                                                (629,000)       1,899,000       1,253,000        5,759,000
                                                                   ------------     ------------    ------------     ------------

Interest income                                                          30,000           27,000         118,000           97,000
Interest expense                                                       (365,000)      (1,147,000)     (1,982,000)      (3,075,000)
Other expenses, net                                                     (16,000)         (17,000)     (3,010,000)         (39,000)
                                                                   ------------     ------------    ------------     ------------
                                                                       (351,000)      (1,137,000)     (4,874,000)      (3,017,000)
                                                                   ------------     ------------    ------------     ------------
(LOSS) INCOME BEFORE (RECOVERY OF) PROVISION FOR INCOME TAXES
AND NON-CONTROLLING INTEREST                                           (980,000)         762,000      (3,621,000)       2,742,000
(Recovery of) provision for income taxes                               (588,000)         163,000      (1,969,000)         618,000
Non-controlling interest in earnings (loss) of subsidiary                14,000          (23,000)        105,000          (40,000)
                                                                   ------------     ------------    ------------     ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                               (406,000)         622,000      (1,757,000)       2,164,000
INCOME FROM DISCONTINUED OPERATIONS                                          --        1,058,000      10,330,000        2,519,000
                                                                   ------------     ------------    ------------     ------------
NET (LOSS) INCOME                                                  $   (406,000)    $  1,680,000    $  8,573,000     $  4,683,000
                                                                   ============     ============    ============     ============
NET (LOSS) INCOME PER SHARE
     BASIC
         Continuing operations                                          $ (0.05)          $ 0.07         $ (0.21)          $ 0.26
         Discontinued operations                                        $    --           $ 0.13         $  1.22           $ 0.30
                                                                   ------------     ------------    ------------     ------------
                                                                        $ (0.05)          $ 0.20         $  1.01           $ 0.56
                                                                   ------------     ------------    ------------     ------------
     FULLY DILUTED
         Continuing operations                                          $ (0.05)          $ 0.07         $ (0.18)          $ 0.23
         Discontinued operations                                        $    --           $ 0.11         $  1.06           $ 0.27
                                                                   ------------     ------------    ------------     ------------
                                                                        $ (0.05)          $ 0.18         $  0.88           $ 0.50
                                                                   ------------     ------------    ------------     ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                            8,438,945        8,456,727       8,484,544        8,404,070
     FULLY DILUTED                                                    8,795,945       10,020,877       9,987,121        9,825,861
                                                                   ------------     ------------    ------------     ------------

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                      (US$)


                                                                                 2000                     1999
                                                                            ------------               -----------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                  $ 8,573,000               $ 4,683,000
 Adjustments to reconcile net income to
 net cash flows from operating activities
     Depreciation, depletion and amortization                                  6,343,000                 6,521,000
     Amortization of deferred financing costs                                     29,000                   173,000
     Increase in future income tax benefits                                      (58,000)                 (447,000)
     Non-controlling interest in subsidiary earnings (loss)                      105,000                   (40,000)
     (Gain) loss on sale of property, plant and equipment                       (266,000)                   96,000
     Gain on sale of discontinued operations                                 (15,191,000)                       --
     (Increase) decrease in other assets                                      (1,023,000)                   13,000
     Increase (decrease) in other non-current liabilities                         76,000                  (417,000)
     Changes in non-cash working capital items                                 3,015,000                (2,545,000)
                                                                            ------------               -----------
Net cash provided by operating activities                                      1,603,000                 8,037,000
                                                                            ------------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                               (4,607,000)              (11,965,000)
     Net proceeds from sale of discontinued operations                        39,353,000                        --
     Proceeds from sale of securities                                          5,134,000                        --
     Proceeds from sale of assets                                                234,000                     1,000
                                                                            ------------               -----------
Net cash provided by (used in) investing activities                           40,114,000               (11,964,000)
                                                                            ------------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in bank indebtedness                              9,395,000                (7,000,000)
     Net (decrease) increase in long term debt                               (50,221,000)                9,803,000
     Issuance of common stock                                                    366,000                   789,000
     Purchase of common stock and options                                     (1,093,000)                 (107,000)
                                                                            ------------               -----------
Net cash (used in) provided by financing activities                          (41,553,000)                3,485,000
                                                                            ------------               -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (74,000)                   88,000
                                                                            ------------               -----------
NET INCREASE (DECREASE) IN CASH                                                   90,000                  (354,000)

CASH AT BEGINNING OF PERIOD                                                    1,592,000                 1,062,000
                                                                            ------------               -----------
CASH AT END OF PERIOD                                                        $ 1,682,000               $   708,000
                                                                            ============               ===========

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments, considered necessary for a fair presentation of financial position and results of operations. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated.

OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Fabi-Benwood, LLC, Zemex Industrial Minerals, Inc. and Zemex Mica Corporation; and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc. (see note 1 below).

1. On April 11, 2000, the Corporation completed the sale of its metal powders division, which includes Pyron Corporation and Pyron Metal Powders, Inc., for $42.0 million to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.2 million in the second quarter of 2000; the after-tax gain from this sale transaction was $9.4 million, or $1.11 per share. The sale proceeds were applied to the Corporation's credit facilities. Because of the sale, the metal powders division has been disclosed as a discontinued operation and the prior period figures have been reclassified accordingly.

2. To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000 the Corporation redeemed its outstanding Senior Secured Notes. The redemption was financed by a bridge facility structured as an amendment to the Corporation's pre-existing credit facility, bearing interest at the same rate and was secured by the same security package as the existing credit facility. The bridge facility was fully repaid by October 31, 2000. The redemption necessitated a make-whole payment to the noteholders of $1.2 million, which was recorded in the first quarter of 2000 and was included in other expenses. Additionally $0.3 million was paid out in related transaction expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes was written off.

SEGMENT INFORMATION

The Corporation's continuing operations are now organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:

                                                                      Industrial        Aluminum
Three Months Ended September 30, 2000               Consolidated        Minerals       Recycling        Corporate
-------------------------------------               ------------      -----------     -----------      -----------
Net sales                                            $18,447,000      $12,755,000     $ 5,692,000      $        --
Operating (loss) income                                (629,000)        1,489,000     (1,067,000)       (1,051,000)
Interest expense                                       (365,000)         (27,000)         (7,000)         (331,000)
(Loss) income from continuing operations               (406,000)        1,218,000     (1,065,000)         (559,000)
Income from discontinued operations                           --               --              --               --
Net (loss) income                                      (406,000)        1,218,000     (1,065,000)         (559,000)
                                                    ------------      -----------     -----------      -----------

                                                                      Industrial        Aluminum
Three Months Ended September 30, 1999               Consolidated        Minerals       Recycling        Corporate
-------------------------------------               ------------      -----------     -----------      -----------

Net sales                                            $20,115,000      $12,824,000     $ 7,291,000      $        --
Operating income (loss)                                1,899,000        1,921,000         807,000         (829,000)
Interest expense                                      (1,147,000)         (58,000)         (8,000)      (1,081,000)
Income (loss) from continuing operations                 622,000        1,671,000         818,000       (1,867,000)
Income from discontinued operations                    1,058,000               --              --               --
Net income (loss)                                      1,680,000        1,671,000         818,000       (1,867,000)
                                                    ------------      -----------     -----------      -----------

                                                                      Industrial        Aluminum
Nine Months Ended September 30, 2000                Consolidated        Minerals       Recycling        Corporate
------------------------------------                ------------      -----------     -----------      -----------

Net sales                                            $59,217,000      $39,566,000     $19,651,000      $        --
Operating income (loss)                                1,253,000        4,489,000        (794,000)      (2,442,000)
Interest expense                                      (1,982,000)         (34,000)        (20,000)      (1,928,000)
(Loss) income from continuing operations              (1,757,000)       3,492,000        (772,000)      (4,477,000)
Income from discontinued operations                   10,330,000               --              --        9,418,000
Net income (loss)                                      8,573,000        3,492,000        (772,000)       4,941,000
                                                    ------------      -----------     -----------      -----------

                                                                      Industrial        Aluminum
Nine Months Ended September 30, 1999                Consolidated        Minerals       Recycling        Corporate
------------------------------------                ------------      -----------     -----------      -----------

Net sales                                            $58,453,000      $38,116,000     $20,337,000      $        --
Operating income (loss)                                5,759,000        6,023,000       2,091,000       (2,355,000)
Interest expense                                      (3,075,000)        (138,000)        (54,000)      (2,883,000)
Income (loss) from continuing operations               2,164,000        5,068,000       2,094,000       (4,998,000)
Income from discontinued operations                    2,519,000               --              --               --
Net income (loss)                                      4,683,000        5,068,000       2,094,000       (4,998,000)
                                                    ------------      -----------     -----------      -----------

                                                     Industrial         Aluminum                     Discontinued
September 30, 2000                  Consolidated       Minerals        Recycling       Corporate       Operations
------------------                  ------------    ------------      -----------     -----------     ------------
Current assets                     $ 34,422,000     $ 28,595,000      $ 3,728,000     $ 2,099,000      $        --
Total assets                        127,549,000       82,219,000       35,103,000      10,227,000               --
Total current liabilities            26,807,000        5,360,000        2,824,000      18,623,000               --
Total shareholders' equity           96,534,000               --               --      96,534,000               --
                                   ------------     ------------      -----------     -----------      -----------

                                                     Industrial         Aluminum                      Discontinued
September 30, 1999                  Consolidated      Minerals         Recycling       Corporate       Operations
------------------                  ------------    ------------      -----------     -----------     ------------
Current assets                     $ 43,037,000      $26,402,000      $ 5,341,000     $ 1,296,000      $ 9,998,000
Total assets                        159,555,000       79,993,000       37,168,000      16,793,000       25,601,000
Total current liabilities            17,653,000        5,850,000        3,289,000       4,722,000        3,792,000
Total shareholders' equity           87,664,000               --               --      87,664,000               --
                                   ------------     ------------      -----------     -----------      -----------

COMMON SHARES AND STOCK OPTIONS

Shares Outstanding

As at September 30, 2000, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,672,982 common shares issued and outstanding as of October 31, 2000. During the three and nine month periods ended September 30, 2000, the Corporation repurchased 63,900 and 138,900 common shares respectively pursuant to its issuer bid.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,193,150 options outstanding as of October 31, 2000 of which 960,200 were exercisable as of October 31, 2000.


DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and U.S. generally accepted accounting principles ("U.S. GAAP") do not have a material effect on the Corporation's reported financial position or net income (loss) or cash flows except as follows:

a.   Income Statements

     The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") requires costs of start-up activities and organizational costs to be expensed as incurred. Canadian GAAP permits the deferral of such costs.

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

     The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

                                                             Three Months Ended               Nine Months Ended
                                                                September 30                    September 30
                                                           2000              1999           2000             1999
                                                        ---------         ---------    -----------      -----------
     (Loss) income from continuing operations, as
         reported                                       $(406,000)        $ 622,000    $(1,757,000)     $ 2,164,000
     Less:  Start-up activities                                --          (552,000)            --       (1,844,000)
     Add:   Exchange (loss) gain on
            available-for-sale securities                      --           (13,000)            --          115,000
     Tax effect related thereto                                --           158,000             --          484,000
                                                        ---------         ---------    -----------      -----------
     (Loss) income from continuing operations
         (U.S. GAAP)                                    $(406,000)        $ 215,000    $(1,757,000)     $   919,000
                                                        =========         =========    ===========      ===========
     (Loss) income from continuing operations
         per share (U.S. GAAP)
                             - basic                       $(0.05)           $ 0.03         $(0.21)          $ 0.11
                             - diluted                     $(0.05)           $ 0.03         $(0.20)          $ 0.11
                                                        ---------         ---------    -----------      -----------

b.   Balance Sheets

     U.S. GAAP, SOP 98-5, requires that the costs of start-up activities be expensed in the period incurred rather than be deferred. SOP 98-5 is effective for periods beginning after December 15, 1998. Initial implementation is reported as a cumulative effect of a change in accounting principle without retroactive application.

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.


                                                     September 30, 2000                    December 31, 1999
                                                Canadian GAAP     U.S. GAAP          Canadian GAAP       U.S. GAAP
                                                -------------    -----------         -------------      -----------
     Property, plant and equipment               $80,873,000     $78,135,000           $96,779,000      $94,042,000
     Other assets                                 11,712,000      11,425,000            18,228,000       17,907,000
     Accrued income taxes                          3,633,000       3,633,000               950,000          491,000
     Retained earnings                            42,493,000      39,468,000            33,920,000       31,321,000
                                                 -----------     -----------           -----------      -----------

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:

                                                             Three Months Ended                Nine Months Ended
                                                               September 30                      September 30
                                                           2000             1999             2000            1999
                                                        ---------         ---------      ------------      --------
     Net (loss) income (U.S. GAAP)                      $(406,000)        $215,000       $(1,757,000)      $919,000
     Change in foreign currency translation
         adjustment, net of tax (2000,
         $(69,000), $(180,000); 1999, $(7,000),
         $112,000)                                        (68,000)         (18,000)         (179,000)       289,000
     Change in unrealized holding gains
         (losses) on available-for-sale securities             --            3,000                --       (772,000)
                                                        ---------         --------       -----------       --------
     Comprehensive (loss) income                        $(474,000)        $200,000       $(1,936,000)      $436,000
                                                        =========         ========       ===========       ========

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 2000 and the three months ended September 30, 1999, and for the nine months ended September 30, 2000 and nine months ended September 30, 1999, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

The Corporation's net sales from continuing operations for the three months ended September 30, 2000 were $18.4 million compared to $20.1 million for the three months ended September 30, 1999, a decrease of $1.7 million, or 8.3%. Net sales for the industrial minerals segment was $12.7 million, virtually unchanged from the same period in 1999.

Net sales for the aluminum recycling segment for the three months ended September 30, 2000 was $5.7 million, a decrease of $1.6 million, or 21.9%, from the third quarter of 1999. The decrease is mainly due to a decrease in feedstock processed, a decline in the metal contained in the material processed and a 5.4% decline in the price realized on the sale of secondary aluminum. The secondary aluminum industry is very depressed at this time. The difficulties experienced by the aluminum recycling group are common to the industry and the outlook remains uncertain.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2000 was $14.1 million, an increase of $0.6 million, or 4.2%, from the comparable period in 1999. The Corporation's gross margin as a percentage of sales decreased to 23.6% for the three months ended September 30, 2000 from 32.8% during the third quarter of 1999. On a divisional basis, the industrial minerals group experienced a gross margin decline from 33.1% to 30.9% due to the current mining program. The currently active quarry does not produce feedstock for low iron sand and as a result the margin has declined. This will reverse itself when the mining program changes. The aluminum recycling group experienced a decline in gross margins from 32.2% to 7.4%. This $1.9 million reduction is the major factor negatively impacting the third quarter results. The decline is due to a general decline in the secondary aluminum industry, which has caused two significant and negative effects; first the reduction in the supply of dross available for secondary processors such as ourselves; and second, a reduction in the metal content in the dross. These factors have resulted in higher prices for feedstock and lower values being produced from that feedstock. The outlook for the industry in general, and the aluminum recycling group specifically, remains uncertain with rapid deterioration being experienced in the third quarter of 2000. If the negative factors impacting the secondary aluminum industry continue, the Corporation may be required to take further steps to restructure its aluminum recycling operations.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended September 30, 2000 was $2.9 million, an increase of $0.1 million, or 5.2%, from the same period in 1999. As a percentage of sales, SG&A increased to 15.9% in the third quarter of 2000 from 13.9% in the corresponding period in 1999. The increase in SG&A spending was due to the cost of the investigation of alternatives to maximize shareholder value. The increase in percentage is mainly due to the sales decline in the aluminum recycling group.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 2000 was $2.0 million, an increase of 7.9% over the comparable period in 1999 as a result of assets being acquired and placed into service over the last twelve months.

Operating (Loss) Income

For the reasons discussed above, the operating loss for the three month period ended September 30, 2000 was $0.6 million, compared to $1.9 million operating income for the same period in 1999.

Interest Income

Interest income for the three months ended September 30, 2000 was $30,000, virtually unchanged from the same period in 1999.

Interest Expense

Interest expense for the three months ended September 30, 2000 was $0.4 million, a decrease of $0.8 million, or 68.2%, from the comparable period in 1999. The decrease is primarily due to the sale of the metal powders division, the proceeds from which were applied to pay down the Corporation's credit facilities. Total bank indebtedness was $14.9 million as of September 30, 2000 compared to $53.0 million as of September 30, 1999.

(Recovery of) Provision for Income Taxes

For the three months ended September 30, 2000, the Corporation recognized a marginal income tax benefit of $0.6 million from continuing operations as a result of both an increase in the applicable tax rate and a decrease of income earned from its U.S. continuing operations. During the third quarter of 1999, the Corporation's provision for income taxes was $0.2 million.

Net (Loss) Income

As a result of the factors discussed above, the Corporation recorded net loss from continuing operations for the three months ended September 30, 2000 of $0.4 million compared to $0.6 million net income for the same period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

The Corporation's net sales for the nine months ended September 30, 2000 were $59.2 million, an increase of $0.8 million, or 1.3%, from the same period in 1999. The increase in sales revenues from the industrial minerals segment of $1.5 million was partially offset by a decrease of $0.7 million from the aluminum recycling segment.

Net sales in the industrial minerals segment for the nine month period ended September 30, 2000 increased by $1.5 million to $39.6 million from $38.1 million in the corresponding period of 1999. The increase is due to higher sales of talc and mica.

Sales from the Corporation's aluminum recycling segment for the nine months ended September 30, 2000 were $19.6 million, $0.7 million, or 3.4%, lower than in the same period of 1999.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2000 was $43.4 million, an increase of $4.6 million, or 12.0%, from the comparable period in 1999. As a percentage of net sales, gross margin decreased to 26.6% for the nine months ended September 30, 2000 from 33.6% for the same period in 1999.

The gross margin percentage in the industrial minerals group declined from 34.9% for the nine months ended September 30, 1999 to 30.5% for the same period in 2000. The decline was due to the current mining program in the feldspar operations as previously discussed.

The aluminum recycling group experienced a 39.1% decline in gross margin percentage from 31.1% in 1999 to 18.9% for the nine months ended September 30, 2000. As previously discussed, general industry conditions have given rise to tight supply of feedstock, low grade feedstock and higher costs. The outlook remains uncertain. During 1999, the start-up costs of the calcium aluminate facility were deferred. The start-up costs expensed in 2000 were $0.8 million which contributed to the deterioration.

Selling, General and Administrative Expense

SG&A expense for the nine month period ended September 30, 2000 was $8.6 million, an increase of $0.2 million from the corresponding period in 1999. As a percentage of net sales, SG&A expense for the first three quarters of 2000 was 14.5%, virtually unchanged from the same period in 1999.

Depreciation, Depletion and Amortization

DD&A for the nine months ended September 30, 2000 was $6.0 million, an increase of $0.4 million, or 7.7%, over the comparable period in 1999.

Operating Income

Due to the reasons discussed above, operating income for the nine month period ended September 30, 2000 was $1.3 million, a decrease of $4.5 million, or 78.2%, from the comparable period in 1999.

Interest Income

Interest income for the nine months ended September 30, 2000 was $0.1 million, marginally higher than for the same period in 1999.

Interest Expense

Interest expense for the nine months ended September 30, 2000 was $2.0 million, $1.1 million, or 35.6%, lower than in the same period in 1999 as a result of decreased indebtedness. See the preceding discussion of interest expense for the third quarter.

Other Expense, Net

The Corporation recorded other expense of $3.0 million for the nine months ended September 30, 2000. This was primarily due to the recognition of $3.2 million of expense associated with the early redemption of its Senior Secured Notes in March 2000.

(Recovery of) Provision for Income Taxes

For the nine months ended September 30, 2000, the Corporation recognized an income tax benefit of $2.0 million from the continuing operations. The Corporation recorded an income tax provision of $0.6 million from the continuing operations for the same period of 1999.

Net (Loss) Income

As a result of the factors discussed above, the Corporation recorded a net loss of $1.8 million from continuing operations for the nine months ended September 30, 2000 compared to net income of $2.2 million from the same period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first three quarters of 2000, the Corporation generated cash flow from operations of $1.6 million as compared to $8.0 million for the first nine months of 1999. Non-cash working capital generated $3.0 million of cash for the first nine months of 2000; in the corresponding period in 1999, non-cash working capital items used $2.5 million of cash from operations. The change is mainly due to an increase in accounts payable and income tax payable, offset by an increase in accounts receivable.

The Corporation had working capital of $7.6 million at September 30, 2000 compared to $27.6 million at December 31, 1999. The decrease in working capital arose as a result of replacing the Corporation's $50 million Senior Secured Notes with a $50 million bridge facility in March 2000. As a result of applying proceeds from the sale of the metal powders division, the balance of credit facilities was reduced to a current level of $14.9 million as of September 30, 2000.

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

Reports on Form S-8

Form S-8 filed August 31, 2000

                                    * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 14th day of November, 2000.


                                  ZEMEX CORPORATION
                                  (Registrant)

                                  By: /s/ ALLEN J. PALMIERE
                                      ------------------------------------------
                                      Allen J. Palmiere
                                      Vice President, Chief Financial Officer
                                      and Corporate Secretary