Form 10-K405
period 2000-12-31
ZEMEX CORP
filed 2001-03-30
CIK 75644

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                           YES [ X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting stock (common shares, no par value) held by non-affiliates as of March 27, 2001 (based on the closing sale price of $6.00 on the New York Stock Exchange) was $27,642,588.

As of March 27, 2001, 8,622,904 shares of the registrant's common shares, no par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Shareholders
                                                                        Part III

                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS
                                       AND
                              CROSS-REFERENCE SHEET


                                                                            PAGE
                                                                            ----
                                       PART I

Item 1.    Business......................................................... 1
Item 2.    Properties....................................................... 7
Item 3.    Legal Proceedings................................................ 8
Item 4.    Submission of Matters to a Vote of Security Holders.............. 8
Item 10.   Executive and Other Officers of the Registrant ..................(A)

                                       PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................. 9
Item 6.    Selected Financial Data..........................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................11
Item 7A.   Market Risk......................................................19
Item 8.    Financial Statements and Supplementary Data......................19
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................20

                                      PART III

Item 10.   Directors and Executive Officers of the Registrant...............(B)
Item 11.   Executive Compensation...........................................(B)
Item 12.   Security Ownership of Certain Beneficial Owners and Management...(B)
Item 13.   Certain Relationships and Related Transactions...................(B)


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...21

----------
(A) Included in Part I, Item 1, Page 6, pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

(B) Information responsive to these Items is set forth in the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

                                     PART I


ITEM 1. BUSINESS

GENERAL

Zemex Corporation (the "Corporation" or "Zemex"), a company incorporated under the Canada Business Corporations Act, is a producer of specialty materials and products for use in a variety of industrial applications. Zemex operates through two major divisions: industrial minerals and aluminum recycling. Its major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, and aluminum dross derivatives. As at December 31, 2000, Zemex operated twelve plants throughout Canada and the United States.

On April 11, 2000, the Corporation announced that it had completed the sale of the two subsidiaries comprising the metal powders division, Pyron Corporation and Pyron Metal Powders, Inc., to a subsidiary of Hoganas AB for gross proceeds of approximately $42 million in cash. As a result of the sale of the Pyron companies, the results of the metal powders division have been reflected as discontinued operations in the Corporation's consolidated statements of operations.

Originally, Zemex was incorporated under the laws of the State of Maine in 1907 and was known as Yukon Gold Corporation. At its annual meeting of shareholders on May 20, 1938, a resolution was passed to change its name to Yukon-Pacific Mining Corporation. On November 8, 1939, Zemex reorganized, incorporated under the laws of the State of Delaware, and changed its name to Pacific Tin Consolidated Corporation. Also in 1939, Zemex listed on the New York Stock Exchange. In 1985, Zemex changed its name to its current form and reincorporated under the laws of the State of Delaware as the successor to Pacific Tin Consolidated Corporation. Effective January 21, 1999 Zemex completed a reorganization pursuant to which shareholders of the predecessor Delaware corporation became shareholders of a corporation incorporated under the Canada Business Corporations Act.

INDUSTRIAL MINERALS

The Corporation's industrial minerals division is comprised of The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite"), Suzorite Mineral Products, Inc. ("SMP"), Zemex Fabi-Benwood, LLC, Zemex Industrial Minerals, Inc. and Zemex Mica Corporation ("ZMC") (collectively, "Zemex Industrial Minerals" or "ZIM"). Each of these companies is either directly or indirectly a wholly-owned subsidiary of Zemex, except for Zemex Fabi-Benwood, LLC of which Zemex owned 60% at year-end and which was sold in March 2001.

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

SMP produces talc and other minerals at Natural Bridge, New York; Murphy, North Carolina; Van Horn, Texas; and Benwood, West Virginia. SMP purchases talc for conversion and processing at its plant in Natural Bridge and processes products directed primarily to the cosmetic and pharmaceutical industries. The production facility in Van Horn processes talc mined in proximity to the plant for the coatings, plastics and ceramics industries. The Benwood operation processes a wide range of talc products from imported raw materials for ultimate use in the plastics industry. The Murphy plant purchases raw materials and produces baryte products, primarily for the oil drilling and coatings industries. In February 1998, Industria Mineraria Fabi S.r.l. ("Fabi"), a leading European talc producer, became an investor in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and provided access to its technology and to its premium talc deposit in Australia. In March 2001, the Corporation sold its 60% interest in Zemex Fabi-Benwood, LLC and its talc processing plant located at Natural Bridge, New York to its former partner in the Zemex Fabi-Benwood, LLC. Fabi paid $7.5 million. This transaction will be recorded in the first quarter of 2001.

In January 1998, the Corporation acquired ZMC, formerly known as Aspect Minerals, Inc., a muscovite mica producer in the Spruce Pine, North Carolina area close to TFC's feldspar plant where by-product muscovite mica is produced. A capital expenditure program to retrofit and expand these facilities was completed at the end of 1999. Due to a shortage of appropriate feedstock, this plant was placed on care and maintenance effective December 31, 2000. Goodwill associated with the original purchase was written-off and a provision was made for asset impairment.

Demand for Zemex's industrial minerals is related to the pace of the general economy and, particularly, the residential and commercial construction, and automotive industries.

The Corporation's industrial minerals sales were $51.4 million in 2000, compared to $50.4 million in 1999 and $44.8 million in 1998. Income generated from operating activities for this group was $5.7 million in 2000, versus $8.0 million in 1999 and $5.8 million in 1998.

Capital expenditures were $2.8 million in 2000 compared to $7.1 million in 1999 and $8.3 million in 1998. Capital spending in 1999 included the retrofitting of the muscovite mica operation that was acquired in 1998.

ALUMINUM RECYCLING

Zemex's aluminum recycling group is composed of Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc. (collectively, "Alumitech "), all of which are direct or indirect wholly-owned subsidiaries. Alumitech has three facilities: aluminum dross reprocessing plants in Cleveland, Ohio and Wabash, Indiana, and a heat containment fabrication plant in Macedonia, Ohio. Alumitech's administrative office is in Streetsboro, Ohio.

Alumitech is an aluminum dross processor. Aluminum dross is the waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which has a high salt content, forms the primary feedstock for Alumitech's process. Dross processors recover aluminum metal and some oxides from the dross and send the residue to landfill. The primary focus of Alumitech has, for the past several years, been the development of a "closed-loop" process that would eliminate the necessity for land filling any dross materials. While the process has proven itself technically, the combination of production difficulties and weak markets for the final products has resulted in an inability to generate a profit from the operation. Accordingly, the Corporation has ceased its efforts to operate the closed-loop system and written-off its investment in the technology and equipment.

In June 1998, Alumitech acquired 100% of the issued and outstanding shares of Alumitech of Wabash, Inc. (previously known as S&R Enterprises, Inc.), a Wabash, Indiana based aluminum dross processor. This acquisition provides Alumitech with metal melting capacity.

Sales for the aluminum recycling group decreased to $25.1 million in 2000 from $27.2 million in 1999 and however, were still ahead of the $23.5 million in 1998. The depressed secondary aluminum industry generated less dross and saltcake. Accordingly, the price of the feedstock for Alumitech increased and the quality decreased. Production was cut back which resulted in lower sales volume. The sales revenue in 2000 was down by $2.1 million from 1999. The increase from 1998 to 1999 was primarily due to increased sales from Alumitech of Wabash, Inc., which was acquired in June 1998. The 1999 results include a full year of operations. During 2000, the aluminum recycling group recorded a loss from operations of $1.3 million, compared to income from operations of $2.8 million in 1999 and $2.9 million in 1998. The operation of the now closed calcium aluminate plant in Cleveland generated a loss of $1.5 million and was the major factor in Alumitech's 2000 loss.

Capital expenditures for the aluminum recycling group were $1.4 million in 2000 as compared to $5.0 million in 1999 and $10.1 million in 1998.

METAL POWDERS

The metal powders division consisted of two wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron"). Pyron operates plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. On April 11, 2000, the Corporation announced the completion of the sale of its metal powders division for gross proceeds of approximately $42 million. The sale resulted in a pre-tax gain of $15.7 million. These subsidiaries have been reflected as discontinued operations on the Corporation's statement of operations and prior years have been reclassified to reflect this disclosure.

Sales for the metal powders division were $10.7 million in 2000 compared to $39.0 million in 1999 and $35.6 million in 1998. During the same period, income from operations for the group was $1.4 million as compared to $6.1 million in 1999 and $4.0 million in 1998. The 2000 figures contained three months activities while the 1999 and 1998 numbers included a full year of operations.

For the three months' activities, the metal powders division spent $0.2 million in capital expenditures. In 1999 and 1998, the metal powders division spent $1.6 million and $2.1 million, respectively, in capital expenditures.

RESEARCH AND DEVELOPMENT

The Corporation carries on an active program of product development and improvement. Research and development expense was $0.5 million in 2000, $1.1 million in 1999 and $0.6 million in 1998.

Financial information about continuing operations by industry segment is set forth on pages F-24 to F-26 of this report. Financial information pertaining to the metal powders division, which has been disclosed as a discontinued operation, is set forth on page F-22.

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

EMPLOYEES

The approximate number of employees in the Corporation as of December 31, 2000 is set forth below:

           Industrial Minerals                             314
           Aluminum Recycling                              127
           Corporate                                         6
                                                        ------
           Total                                           447
                                                        ======

Approximately 22 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 12, 2002.

At Alumitech, approximately 50 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 2001 and one agreement expiring December 31, 2001.

Approximately 49 hourly employees at TFC's sodium feldspar plant in Spruce Pine, North Carolina are covered by a collective agreement, which expires January 31, 2003.

The Corporation considers its labour relations to be good.

EXPORT SALES

The Corporation's industrial minerals and aluminum recycling operations sell their products internationally to a wide variety of customers including the ceramics, glass and plastic industries. Export sales were 9.2% of total sales for the year ended December 31, 2000.

RISK FACTORS

Raw Materials And Other Requirements

In past years, the Corporation has not experienced any substantial difficulty in satisfying the raw materials requirements for its aluminum recycling operations, which is the segment that consumes, rather than supplies, raw materials. However, in 2000 a decline in the secondary aluminum industry and an undisciplined market for dross and saltcake resulted in a shortage of acceptable feedstock. There can be no assurance that this situation will correct itself in the near term.

Seasonality

The efficiency and productivity of the Corporation's operations can be affected by unusually severe weather conditions. During the winter of 2000 and 1999, there were minor production outages at the Corporation's operating facilities in North Carolina, New York and Quebec due to inclement weather, but they were not significant enough to materially affect the 2000 and 1999 operating results.

Competition

All of the Corporation's products are sold in highly competitive markets, which are influenced by price, performance, customer location, service, competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and aluminum recycling. No material part of the Corporation's business is dependent upon any single customer, or upon very few customers, the loss of any one of which could have a material adverse impact on the Corporation.

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

There are numerous aluminum dross processors in the United States. While the Corporation competes for the supply of aluminum dross, the major factor affecting the supply of dross is the level of activity of the secondary aluminum smelting industry. In addition, as aluminum is one of the products of aluminum dross reprocessing, commodity price fluctuations of aluminum will have an impact on the earnings of the Corporation.

Foreign Operations

Most of the Corporation's operations are located in the United States and Canada, countries whose institutions and governmental policies are generally similar. Although there can be no assurance as to future conditions, the Corporation has experienced no political activities, social upheavals, currency restrictions or similar factors, which have had any material adverse effect to date on the results of its operations or financial condition.

Market Demand

Demand for Zemex's industrial minerals is related to the pace of the general economy and, particularly, the residential and commercial construction, and automotive industries. There can be no assurance that the markets for Zemex's products will remain strong in the face of an economic downturn.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

                                                                      SERVED IN
                                                                      POSITION
OFFICER                  POSITION                               AGE     SINCE
-------                  --------                               ---   ----------
Peter Lawson-Johnston    Chairman of the Board of Directors      74     1975

Richard L. Lister        President and Chief Executive Officer   62     1993

Allen J. Palmiere        Vice President, Chief Financial         48     1993
                         Officer and Corporate Secretary

Peter J. Goodwin         President, Industrial Minerals          50     1994

Terrance J. Hogan        President, Aluminum Recycling           45     1995

There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers are elected or appointed by the board of directors annually at its first meeting following the annual meeting of shareholders. All of the current officers of the Corporation have been more than five years in their present position.

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

ITEM 2. PROPERTIES

The industrial minerals group has operations and mines in Edgar, Florida; Monticello, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Natural Bridge, New York; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; and Benwood, West Virginia. This group owns approximately 391,500 square feet of office and plant floor space. As well, the 60% owned processing facility in Benwood, West Virginia has approximately 12 acres of land. TFC also owns 703 acres of land which contain, at minimum, 50 years of additional ore resources for its Spruce Pine, North Carolina facility. The mineral deposits currently operated by the industrial minerals group are estimated by the Corporation to contain from 4 years to in excess of 100 years of reserves at the current rates of production. Subsequent to December 31, 2000, the Corporation sold its Natural Bridge, New York facility which had approximately 58,400 square feet of office and plant floor space as well as its' 60% interest in the Zemex Fabi-Benwood, LLC which had approximately 30,100 square feet of office and floor space.

The aluminum recycling group has operations in Cleveland, Ohio; Macedonia, Ohio; Streetsboro, Ohio and Wabash, Indiana. The aluminum dross processing plant in Cleveland, Ohio owns 6.1 acres of land and has buildings totaling 51,000 square feet. The Streetsboro, Ohio operation leases approximately 2,300 square feet of a 36,000 square foot building, which it uses primarily for office space. The Macedonia facility includes 72,210 square feet of plant of which 10,000 is designated office space and is situated on 8 acres of land. The aluminum recycling operation in Wabash, Indiana sits on approximately 25 acres of land and has 73,300 square feet of plant and office space.

All facilities relating to the Corporation's continuing operations are maintained in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

On November 17, 2000, a subsidiary of the Corporation ("Zemex U.S.") entered into a Stock Purchase Agreement with Hecla Mining Company ("Hecla") whereby Zemex U.S. agreed to purchase, subject to certain conditions precedent, the shares of two of Hecla's subsidiaries collectively known as K-T Clay. The Corporation guaranteed the obligations of Zemex U.S. under the Stock Purchase Agreement. As specifically permitted under the Stock Purchase Agreement, in January 2001 Zemex U.S. notified Hecla that due to a material adverse change in the business of K-T Clay, Zemex U.S. would not close the transaction contemplated by the Stock Purchase Agreement in its then current form. On January 22, 2001, Hecla filed suit in the United States District Court for the Northern District of Illinois against the Corporation (but not Zemex U.S.) alleging breach of the Corporation's guarantee and seeking specific performance and an award of damages. (The claim for specific performance was subsequently withdrawn.) The Corporation is of the opinion that Hecla's claims are totally without merit and intends to defend the lawsuit aggressively. No provisions have been made in the financial statements for this lawsuit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

Zemex Corporation's common shares are traded on the New York Stock Exchange and, as of March 27, 1999, on the Toronto Stock Exchange, under the symbol ZMX. The price range in which the shares have traded on the New York Stock Exchange for the past two years is shown below:

COMMON SHARES

2000                   Q1           Q2           Q3         Q4        YEAR
                  -------       ------       ------     ------     -------
HIGH              $ 10.00       $ 8.75       $ 7.75     $ 7.63     $ 10.00
LOW                  8.38         7.13         7.19       5.25        5.25
CLOSE                8.38         7.50         7.50       5.38        5.38
                  -------       ------       ------     ------     -------


1999                   Q1           Q2           Q3         Q4        Year
                  -------       ------       ------     ------     -------
High               $ 6.88       $ 6.50       $ 7.63     $ 9.75      $ 9.75
Low                  5.00         5.19         6.13       6.75        5.00
Close                5.44         6.31         7.06       9.13        9.13
                  -------       ------       ------     ------     -------


As of March 27, 2001, there were approximately 1,661 holders of record of the Corporation's capital stock. This number includes shares held in nominee name and, thus, does not reflect the number of holders of a beneficial interest in the shares.

ITEM 6. SELECTED FINANCIAL DATA

                                                        2000             1999             1998            1997            1996
                                                ------------     ------------     ------------    ------------    ------------
SUMMARY OF OPERATIONS

Net sales                                       $ 76,480,000     $ 77,530,000     $ 68,338,000    $ 63,296,000    $ 54,695,000
Income before the undernoted                         602,000        7,015,000        6,202,000       5,994,000       1,906,000
Provision for asset impairment                    24,552,000               --               --              --       1,216,000
Other income (expense)                            (3,017,000)        (522,000)        (840,000)      1,616,000        (510,000)
(Loss) income before discontinued
     operations                                  (19,356,000)       1,847,000        2,652,000       4,118,000         918,000
Income from discontinued operations               11,385,000        3,934,000        2,713,000       1,675,000       1,694,000
Net (loss) income                                 (7,971,000)       5,781,000        5,365,000       5,793,000       2,612,000

FINANCIAL POSITION

Working capital                                 $  4,831,000     $ 27,613,000     $ 14,810,000    $ 18,975,000    $ 18,688,000
Total assets                                     113,579,000      160,979,000      150,744,000     118,774,000     109,376,000
Long term debt (non-current portion)                 261,000       50,502,000       39,354,000      20,527,000      17,797,000

COMMON SHARES

Average common shares outstanding                  8,466,988        8,425,561        8,286,178       8,267,630       8,272,904
Actual common shares issued and
   outstanding at year end                         8,697,822        8,873,453        8,707,796       8,463,491       8,269,099

PER COMMON SHARE

Basic - Continuing operations                         $(2.29)          $ 0.22           $ 0.32          $ 0.50          $ 0.11
Basic - Discontinued operations                       $ 1.35           $ 0.47           $ 0.33          $ 0.20          $ 0.21
   Basic (loss) earnings per share                    $(0.94)          $ 0.69           $ 0.65          $ 0.70          $ 0.32

Fully Diluted - Continuing operations                 $(2.29)          $ 0.20           $ 0.30          $ 0.46          $ 0.11
Fully Diluted - Discontinued operations               $ 1.31           $ 0.43           $ 0.30          $ 0.18          $ 0.20
   Fully diluted (loss) earnings per share            $(0.98)          $ 0.63           $ 0.60          $ 0.64          $ 0.31

U.S. GAAP

(Loss) income before discontinued
   operations                                   $(18,479,000)    $    462,000     $  1,595,000    $  4,112,000    $    918,000
Income from discontinued operations               11,385,000        3,934,000        2,713,000       1,675,000       1,694,000
Net (loss) income                                 (7,094,000)       4,396,000        4,308,000       5,787,000       2,612,000

PER COMMON SHARE UNDER U.S. GAAP

Basic - Continuing operations                         $(2.18)          $ 0.05           $ 0.19          $ 0.50          $ 0.11
Basic - Discontinued operations                       $ 1.34           $ 0.47           $ 0.33          $ 0.20          $ 0.21
   Basic (loss) earnings per share                    $(0.84)          $ 0.52           $ 0.52          $ 0.70          $ 0.32

Diluted - Continuing operations                       $(2.18)          $ 0.05           $ 0.19          $ 0.49          $ 0.11
Diluted - Discontinued operations                     $ 1.33           $ 0.46           $ 0.32          $ 0.20          $ 0.20
   Diluted (loss) earnings per share                  $(0.85)          $ 0.51           $ 0.51          $ 0.69          $ 0.31

COMMON STOCK PRICES

High                                                 $ 10.00           $ 9.75          $ 10.44         $ 10.94         $ 10.00
Low                                                     5.25             5.00             6.00            6.75            6.88
Year end                                                5.38             9.13             6.25            8.75            7.00
                                                ------------     ------------     ------------    ------------    ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2000, 1999 and 1998, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto found on pages F-1 to F-31 of this Annual Report on Form 10-K.

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

1. On April 11, 2000, the Corporation completed the sale of its metal powders division, which included Pyron Corporation and Pyron Metal Powders, Inc., for $42.0 million to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000; the after-tax gain from this sale transaction was $10.5 million, or $1.24 per share. The sale proceeds were applied to the Corporation's credit facilities. Because of the sale, the metal powders division has been disclosed as a discontinued operation and the prior period figures have been reclassified accordingly.

2. To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000 the Corporation redeemed its outstanding Senior Secured Notes. The redemption was financed by a bridge facility structured as an amendment to the Corporation's pre-existing credit facility, bearing interest at the same rate and was secured by the same security package as the existing credit facility. The bridge facility was fully repaid by October 31, 2000. The redemption necessitated a make-whole payment to the noteholders of $1.2 million, which was recorded as other expense in the first quarter of 2000. Additionally $0.3 million was paid out in related transaction expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes was written-off.

3. In January 1998, the Corporation, through its wholly-owned subsidiary, Zemex Industrial Minerals, Inc., acquired a muscovite mica producer for approximately $2.2 million, which included the assumption of debt. The facilities acquired in the transaction are located in Bakersville, North Carolina and are operating under the name Zemex Mica Corporation. The acquisition was financed through borrowings on the Corporation's credit facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the assets purchased and liabilities assumed, and the excess purchase price was allocated to intangible assets. The net purchase price was allocated as follows:

         Tangible assets acquired                     $   614,000
         Liabilities assumed                           (1,542,000)
         Intangible assets acquired                     2,934,000
                                                      -----------
         Cash consideration                           $ 2,006,000
                                                      ===========

         The Plant was designed to use available by-product mica from the surrounding area as feed augmented by mined material. Due to a significant reduction of by-product feed availability, more mined material had to be used. The mined material has not been of the quality and consistency desired resulting in the inability to produce high quality, consistent product and causing higher than acceptable costs. Therefore, this plant was placed on care and maintenance effective December 31, 2000 as management reassessed the process and markets. A write-down of goodwill of $2.2 million, a provision for asset impairment of $2.0 million and a provision for care and maintenance costs were recorded as provision for asset impairment in 2000.

4. On February 24, 1998, Industria Mineraria Fabi S.r.l. ("Fabi") became a partner in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and provided access to its technology. On March 20, 2001, the Corporation sold its interest in the Zemex Fabi-Benwood, LLC and its Natural Bridge, New York talc processing plant to Fabi for $7.5 million. A pre-tax gain of $0.5 million will be recognized in the first quarter of 2001.

5. Effective June 1, 1998, Alumitech, Inc. ("Alumitech"), a wholly-owned subsidiary of the Corporation, acquired all of the issued and outstanding shares of S&R Enterprises, Inc. ("S&R"), an aluminum dross processor located in Wabash, Indiana, for approximately $7.7 million, which included the assumption of debt. At the beginning of 1999, this entity was renamed Alumitech of Wabash, Inc. The Corporation used its credit facility to finance the acquisition. The acquisition of S&R was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the assets purchased and liabilities assumed, and the excess purchase price was allocated to intangible assets. The net purchase price was allocated as follows:

         Tangible assets acquired                    $ 4,845,000
         Liabilities assumed                          (2,849,000)
         Intangible assets acquired                    3,561,000
                                                     -----------
         Cash consideration                          $ 5,557,000
                                                     ===========

6. During the second quarter of 1998, the Corporation attempted to acquire control of Inmet Mining Corporation ("Inmet"). Approximately 4.1 million shares of Inmet were purchased and financed by the Corporation's credit facilities, as amended (see Liquidity and Capital Resources). Subsequently, the acquisition was abandoned and the Corporation sold approximately 2.6 million common shares of Inmet for proceeds of approximately C$14.9 million. In 1998 the Corporation recorded a foreign exchange loss of $0.7 million in other income (expense) as a result of a decline in the value of its Canadian dollar investment in Inmet. At December 31, 1999, the Corporation marked its investment to market and recorded a loss of $0.5 million. In February 2000 the residual position was sold at book value.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES

                                2000             1999         Change    % Change
                         ------------    ------------    -----------    --------
Industrial minerals      $ 51,422,000    $ 50,373,000    $ 1,049,000       2.1%
Aluminum recycling         25,058,000      27,157,000     (2,099,000)     (7.7%)
                         ------------    ------------    -----------      ----
                         $ 76,480,000    $ 77,530,000    $(1,050,000)     (1.4%)
                         ============    ============    ===========      ====

The Corporation's net sales from continuing operations for 2000 were $76.5 million, a decrease of $1.1 million, or 1.4%, from 1999. Sales in the industrial minerals group increased $1.0 million, offset by a $2.1 million decrease incurred by the aluminum recycling group.

The industrial minerals group recorded a 2.1% increase in sales from $50.4 million in 1999 to $51.4 million in 2000. The increase was primarily due to an increase of $1.5 million in revenue generated from talc sales offset by a decrease of $0.7 million from the feldspar operation.

Net sales of the aluminum recycling group decreased 7.7%, or $2.1 million, from $27.2 million in 1999 to $25.1 million in 2000. The decrease was mainly due to lower sales revenues generated from metal sales and tolling services in 2000. The decline in sales was mainly attributable to lower levels of production owing to a shortage of feedstock. The depressed nature of the secondary aluminum industry resulted in lower levels of production and a decrease in the generation of dross and saltcake.

COST OF GOODS SOLD

Compared to 1999, costs of goods sold increased by 9.7%, or $4.9 million, to $55.7 million in 2000. Of the $4.9 million increase, the industrial minerals group and the aluminum recycling group accounted for $3.1 million and $1.8 million, respectively. The increase in the industrial minerals group was mainly due to the change in mining program between years. Industrial minerals group recognized a $2.6 million benefit in fiscal 1999 when the feedstock for low iron sand was produced and inventoried. In 2000 due to the operation of a different quarry no such material was produced which had the effect of increasing the cost of the other products produced. In 2001, the Corporation will again produce low iron sand feedstock for inventory and enjoy a corresponding benefit. During 2000, the Corporation's muscovite mica operation in Bakersville, North Carolina generated an operating loss of $1.5 million. This facility has been placed on care and maintenance.

Cost of goods sold in the aluminum recycling group increased notwithstanding a decrease in the sales level. The decrease in the volume of dross and saltcake produced by the secondary aluminum industry resulted in higher prices for feedstock and lower amounts of contained metal. Additionally, the calcium aluminate operation generated losses of $1.5 million in 2000. This operation has been terminated and the related assets written down to salvage value.

As for the reasons noted above, the corresponding gross margins were down from 34.5% in 1999 to 27.2% in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for 2000 were $12.4 million, effectively unchanged from 1999. As a percentage of sales, SG&A expense increased from 15.9% in 1999 to 16.2% in 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by $0.4 million, or 5.4%, from $7.4 million in 1999 to $7.8 million in 2000. This increase resulted from the capital expenditures made by the Corporation over the past several years.

INCOME BEFORE THE UNDERNOTED

For the reasons discussed above, income before the undernoted decreased to $0.6 million for fiscal 2000 from $7.0 million in fiscal 1999. Prospectively, the year 2000 losses of $1.5 million generated by each of Zemex Mica Corporation and the calcium aluminate operation will not be repeated as both facilities have been closed. Additionally the Spruce Pine, North Carolina operation is producing, for inventory, low iron sand feedstock. This will also have a positive impact on earnings.

PROVISION FOR ASSET IMPAIRMENT

For several years the aluminum recycling group has focused on developing and implementing a "closed-loop" process for reprocessing aluminum dross and saltcake. While the ability to produce commercial quantities of various products was achieved, the combination of production difficulties, a depressed steel industry and lower prices for competitive products resulted in an inability to operate the closed-loop process economically. In 2000, this operation generated a loss of $1.5 million. In 1999, most of the operating losses were deferred as start-up costs for the Canadian GAAP purposes. In late 2000 management decided to permanently close the non-metallic product ("NMP") facility and accordingly recognized a write-down of approximately $17.6 million representing the related patent costs, plant and equipment and an accrual for site restoration expenses.

Zemex Mica Corporation's ("ZMC") muscovite mica processing facility located in Bakersville, North Carolina was placed on care and maintenance effective December 31, 2000. When this facility was acquired and retrofitted, the intent was to process by-product mica, in part produced by a local operation. While ZMC was in the start-up phase, the local operation closed down thus depriving ZMC of the necessary feedstock. In 2000, this business generated a loss of $1.5 million (1999 -- $2.1 million). As the Corporation has been unable, in the short term, to replace the feedstock, management decided to place the facility on care and maintenance and curtail operations. Accordingly $5.2 million was written-off representing goodwill, a provision for asset impairment of plant and equipment and miscellaneous other expenses.

During 2000 the Corporation attempted to purchase certain assets of Hecla Mining Company known as K-T Clay. Due to the inability of Hecla to satisfy conditions precedent to closing the agreement was terminated. Approximately $1.5 million in expenses for banking, legal and due diligence were written-off.

INTEREST INCOME

Interest income for the year ended December 31, 2000 was $0.2 million, virtually unchanged from the corresponding period in 1999.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2000 was $2.4 million, $1.9 million, or 44.8%, lower than the same period in 1999. The decrease was primarily due to the sale of metal powders division in April 2000, the proceeds from which were applied to pay down the Corporation's credit facilities. Total indebtedness was $17.9 million as of December 31, 2000, compared to $56.6 million as of December 31, 1999.

OTHER EXPENSE

In 2000, the Corporation recognized other expense of $3.0 million compared to $0.5 million in 1999. The increase was mainly due to the redemption of Senior Secured Notes in the first quarter of 2000. The redemption was necessitated by the sale of the metal powders group in April 2000. The expenses incurred included $1.2 million in make-whole payments to the noteholders, $0.3 million in expenses and $1.7 million in deferred financing expenses written-off.

(RECOVERY OF) PROVISION FOR INCOME TAXES

The Corporation recognized an income tax benefit of $10.0 million from continuing operations in fiscal 2000 as compared to $0.6 million tax provision recorded in fiscal 1999.

DISCONTINUED OPERATIONS

Income from discontinued operations was $11.4 million in 2000 compared to $3.9 million in 1999. In fiscal 2000, the Corporation recorded a $10.5 million after-tax gain from the sale of the metal powders division. The discontinued operation generated after-tax income of $0.9 million from operations prior the sale and from a curtailment gain arising from the pension plan. The 1999 figures included a full year of operations.

NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE BEFORE DISCONTINUED OPERATIONS

As a result of the factors discussed above, the Corporation recorded a net loss from continuing operations for the year ended December 31, 2000 of $19.4 million, compared to net income of $1.8 million in 1999.

                                                             2000           1999
                                                     ------------    -----------
Net (loss) income before discontinued operations     $(19,356,000)   $ 1,847,000
(Loss) earnings per share  - basic                         $(2.29)         $0.22
                           - fully diluted                 $(2.29)         $0.20

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES

                                 1999            1998         Change    % Change
                         ------------    ------------    -----------    --------
Industrial minerals      $ 50,373,000    $ 44,835,000    $ 5,538,000      12.4%
Aluminum recycling         27,157,000      23,503,000      3,654,000      15.6%
                         ------------    ------------    -----------      ----
                         $ 77,530,000    $ 68,338,000    $ 9,192,000      13.5%
                         ============    ============    ===========      ====


The Corporation's net sales from continuing operations for 1999 were $77.5 million, an increase of $9.2 million, or 13.5%, from 1998. Sales in the industrial minerals group and the aluminum recycling group increased $5.5 million and $3.7 million, respectively.

The industrial minerals group recorded a 12.4% increase in sales from $44.8 million in 1998 to $50.4 million in 1999. The increase was primarily due to a $3.3 million increase from the mica group generated by an increase in sales volume of 55.6%. Approximately two-thirds of this increase came from the recently retrofitted muscovite mica operations in Bakersville, North Carolina. Talc sales rose by 12.8% and feldspar sales increased by 2.9% during 1999.

Net sales of the aluminum recycling group increased 15.6%, or $3.6 million, from $23.5 million in 1998 to $27.2 million in 1999. Of the increase, approximately $3.9 million was due to increased sales from Alumitech of Wabash, Inc. This operation was acquired in June 1998 and the 1999 numbers included a full year of operations.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 24.1% from $9.9 million in 1998 to $12.3 million in 1999. As a percentage of sales, SG&A expense was 15.9% in 1999 as compared to 14.6% in 1998. The increase was partially due to the relocation of the industrial minerals group's administration function from Spruce Pine, North Carolina to Atlanta, Georgia, increased SG&A for the new mica operation, higher staffing levels in the management of the aluminum recycling group and a significant increase in the cost of the defined benefit pension plans. During 1999 the Corporation recognized pension expense of $0.7 million while the surplus, defined as the excess of the fair value of the plan assets over the benefit obligation, contained within the plans increased by $2.1 million.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by $2.0 million, or 38.3%, from $5.4 million in 1998 to $7.4 million in 1999. This increase was driven by the capital expenditures and acquisitions made by the Corporation over the past several years.

INCOME BEFORE THE UNDERNOTED

For the reasons discussed above, income before the undernoted increased from $6.2 million for fiscal 1998 to $7.0 million in fiscal 1999, representing a 13.1% increase.

INTEREST INCOME

Interest income for the year ended December 31, 1999 was $0.2 million, a slight decrease from the same period in 1998.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 was $4.3 million, an increase of $1.9 million over 1998. Total indebtedness increased by $25.9 million in 1998 and by a further $5.1 million in 1999.

OTHER EXPENSE

In 1999, the Corporation recognized other expense of $0.5 million compared to $0.8 million in 1998.

PROVISION FOR INCOME TAXES

The provision for income taxes for each of the 1999 and 1998 fiscal years was $0.6 million.

DISCONTINUED OPERATIONS

Income from discontinued operations increased from $2.7 million for fiscal 1998 to $3.9 million in fiscal 1999.

NET INCOME AND EARNINGS PER SHARE BEFORE DISCONTINUED OPERATIONS

As a result of the factors discussed above and given that all interest expense is reflected at the corporate level, net income from continuing operations for the year ended December 31, 1999 was $1.8 million, a decrease of $0.8 million from 1998.

                                                            1999            1998
                                                     -----------     -----------
Net income before discontinued operations            $ 1,847,000     $ 2,652,000
Earnings per share      - basic                            $0.22           $0.32
                        - fully diluted                    $0.20           $0.30

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has historically funded its extraction and processing activities through cash flow from operations, bank debt and sales of capital stock and warrants. During the most recent three-year period ended December 31, 2000, the Corporation funded all capital expenditures, acquisitions and debt reduction from a combination of additional debt, cash flow from operations and sale of operations. Should it be necessary, the Corporation will have increased borrowing ability to fund capital expenditures and acquisitions going forward.

Cash Flow From Operations

The Corporation had $4.8 million of working capital at December 31, 2000, compared to $27.6 million at December 31, 1999. The decrease in working capital was primarily due to the increase in bank indebtedness of $11.6 million, and a combined decrease in accounts receivable and inventory of $9.6 million. The bank indebtedness increased when the $50.0 million in Secured Notes were redeemed. The total debt obligations decreased from $56.6 million as at December 31, 1999 to $17.9 million as at December 31, 2000. The decrease in accounts receivable and inventories was due to the sale of the metal powders business.

During 2000, the Corporation used cash flow from operations of $0.3 million as compared to $8.5 million cash that was generated in 1999. This change was mainly due to a decline in operating cash flow for the reasons discussed earlier. In 2000, non-cash working capital items generated $1.1 million versus $5.5 million of cash used in 1999.

Financing Agreements

In May 1999, the Corporation completed a private placement of two series of notes: $35 million in 7.54% Senior Secured Notes, Series A, due May 15, 2009 and $15 million in 7.76% Senior Secured Notes, Series B, due May 15, 2014. The proceeds of the Senior Secured Notes were used to retire the Corporation's old credit facilities. In conjunction with the Secured Notes, the Corporation entered into a credit agreement with a bank that provided for a senior secured revolving credit facility in the amount of $20 million (the "Credit Facility"). The noteholders and the bank were secured pari-passu by a pledge of shares of the Corporation's subsidiaries and a floating charge on the assets of the subsidiaries. The revolving credit facility bears interest at LIBOR plus 1.625% to LIBOR plus 1.875% in the case of LIBOR loans or at base rate plus 0.625% to 0.875% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios. The term of the revolver, which was originally 364 days, was extended to May 18, 2001 subsequent to December 31, 1999.

In March 2000, in connection with the sale of the metal powders group, the Corporation redeemed the Senior Secured Notes by drawing down on a $50 million bridge facility (the "Bridge Facility"). The Bridge Facility bore interest at the same rate as the Credit Facility and was secured by the same security package. The Bridge Facility was fully repaid by October 31, 2000. The make-whole fee associated with the redemption of the Senior Secured Notes amounted to $1.2 million that was recorded in the first quarter of 2000. The Corporation paid out an additional amount of $0.3 million in related expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes that were written-off as other expense in the same period of 2000.

Capital Expenditures

The Corporation's primary capital investment activities involve the acquisition and development of industrial mineral and metal processing properties and facilities, and capital investments to expand its facilities, increase operating efficiencies, and meet environmental, health and safety standards at its existing operations. During 2000, capital expenditures from continuing and discontinued operations were $4.4 million compared to $13.8 million and $20.7 million for the years ended December 31, 1999 and 1998, respectively. The capital expenditures were funded by cash flow from operations and indebtedness.

In aggregate, 2001 capital expenditures for continuing operations are anticipated to be approximately $4.8 million. The Corporation plans on funding these expenditures from cash flows from operations.

Although the Corporation's capital budgets provide for certain reclamation and environmental compliance activities, management does not believe that the cost of the Corporation's environmental compliance will have a material adverse effect on the Corporation's results of operations or financial condition in 2001.

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


ITEM 7A. MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Prices and interest rates are such that management believes no measures need be taken at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the directors of the Corporation required by this item is located in the Corporation's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year*. Information about the Executive Officers of the Corporation required by this item appears in Part I,
Item 1, Page 6, of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the Corporation's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required by this item appears in the Corporation's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Corporation's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

1. Financial statements and independent auditors' report filed as part of this report:

         (a) Consolidated Balance Sheets at December 31, 2000 and 1999, which information is found on page F-4 of this report;

         (b) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000, which information is found on page F-5 of this report;

         (c) Consolidated Statements of Operations for the three years ended December 31, 2000, which information is found on page F-3 of this report;

         (d) Consolidated Statements of Cash Flows for the three years ended December 31, 2000, which information is found on page F-6 of this report; and


----------
* References in this Annual Report on Form 10-K to material contained in the Corporation's proxy statement for the 2001 annual meeting to be filed within 120 days after the fiscal year incorporate such material into this report by reference.

         (e) Notes to the Consolidated Financial Statements, which information is found on pages F-7 to F-31 of this report.

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

(4)(a) Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al.

(4)(b) Amendment No. 1 dated September 24, 1999 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al.

(4)(c) Amendment No. 2 dated March 7, 2000 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al.

(4)(d) Zemex U.S. Corporation, Note Purchase Agreement Dated as of May 21, 1999 (Incorporated by reference from Exhibit (4)(r) of the Corporations Form 10-Q filed on August 9, 1999)

(10)(a)* Key Executive Common Stock Purchase Plan (Incorporated by reference from Exhibit (10)(b) of the Corporation's Annual Report on Form 10-K filed March 31, 1991)

(10)(b) Consent to Assignment of Lease and to Agreement Sublease, and permission to Make Payments dated November 7, 1978 each from Joberta Enterprises, Inc. to NL Industries, Inc. and The Feldspar Corporation (Incorporated by reference from Exhibit 10(pp) to the Corporation's Registration Statement on Form S-2, Registration No. 33-7774, filed on August 5, 1986)

(10)(c)* Subscription Agreement with Richard L. Lister dated November 26, 1991 (Incorporated by reference from Exhibit (5)(a) of the Corporation's Annual Report on Form 10-K filed March 31, 1992)

(10)(d) 1995 Stock Option Plan (Incorporated by reference from Exhibit B of the Corporation's 1995 Definitive Proxy Statement, filed on March 29,
         1995)

(10)(e) Suzorite Mica Product Inc.'s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(f) Employee Stock Purchase Plan (Incorporated by reference as Exhibit A to the Corporation's Proxy Statement filed May 6, 1994)

(10)(g) 1999 Stock Option Plan (Incorporated by reference from Exhibit A of the Corporation's 1999 Definitive Proxy Statement, filed on March 25,
         1999)

(10)(h) 1999 Employee Stock Purchase Plan (Incorporated by reference as Exhibit B to the Corporation's Proxy Statement filed March 25, 1999)

(10)(i) Stock Purchase Agreement by and between North American Hoganas Holdings, Inc. and Zemex U.S. Corporation, Pyron Corporation and Pyron Metal Powders, Inc. dated as of March 6, 2000 (Incorporated by reference from the Corporation's Current Report on Form 8-K dated March 8, 2000 and filed on March 9, 2000)

(10)(j)* Agreement between Zemex Corporation and Richard L. Lister dated as of the 1st day of October 1999.

(10)(k)* Agreement between Zemex Corporation and Allen J. Palmiere dated as of the 1st day of October 1999.

(10)(l)* Agreement between Zemex Corporation and Peter J. Goodwin dated as of the 1st day of October 1999.

(10)(m)* Agreement between Zemex Corporation and Terrance J. Hogan dated as of the 1st day of October 1999.

(21)     Subsidiaries of the Registrant

(23)     Consent of Deloitte & Touche LLP

(27)     Financial Data Schedule


*    Management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders of Zemex Corporation

We have audited the consolidated financial statements of Zemex Corporation as at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 2, 2001, except as to note 19 which is as of March 20, 2001, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule included on page S-1 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
February 2, 2001 except as to note 19 which is as of March 20, 2001

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZEMEX CORPORATION



                                    By:/s/ RICHARD L. LISTER
                                       --------------------------------
Dated:  March 27, 2001                 Richard L. Lister
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE                     TITLE                              DATE
---------                     -----                              ----
/s/ PETER LAWSON-JOHNSTON     Chairman of the Board              March 27, 2001
-------------------------     and Director
Peter Lawson-Johnston


/s/ RICHARD L. LISTER         President and Chief Executive      March 27, 2001
-------------------------     Officer and Director
Richard L. Lister             (Principal Executive Officer)


/s/ PAUL A. CARROLL           Director                           March 27, 2001
-------------------------
Paul A. Carroll



/s/ MORTON A. COHEN           Director                           March 27, 2001
-------------------------
Morton A. Cohen



/s/ JOHN M. DONOVAN           Director                           March 27, 2001
-------------------------
John M. Donovan



/s/ R. PETER GILLIN           Director                           March 27, 2001
-------------------------
R. Peter Gillin

SIGNATURE                     TITLE                              DATE
---------                     -----                              ----
/s/ GARTH A.C. MACRAE         Director                           March 27, 2001
----------------------------
Garth A.C. MacRae



/s/ WILLIAM J. VANDEN HEUVEL  Director                           March 27, 2001
----------------------------
William J. vanden Heuvel



/s/ ALLEN J. PALMIERE         Vice President, Chief Financial    March 27, 2001
----------------------------  Officer and Corporate Secretary
Allen J. Palmiere             (Principal Financial and
                              Accounting Officer)


                                LIST OF EXHIBITS




EXHIBIT 21   Subsidiaries of the Registrant

EXHIBIT 23   Consent of Deloitte & Touche LLP

AUDITORS' REPORT


To the Shareholders of Zemex Corporation

We have audited the consolidated balance sheets of Zemex Corporation as at December 31, 2000 and 1999 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for each of the years in the two year period ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chartered Accountants


Toronto, Ontario
February 2, 2001 except as to note 19 which is as of March 20, 2001

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


/s/ ALLEN J. PALMIERE                      /s/ RICHARD L. LISTER

Allen J. Palmiere                          Richard L. Lister
Vice President, Chief Financial Officer    President and Chief Executive Officer
and Corporate Secretary




AUDIT COMMITTEE REPORT

The audit committee of the board of directors is currently composed of three independent directors, John M. Donovan, Garth A.C. MacRae and William J. vanden Heuvel. The audit committee held four meetings during 2000.

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


/s/ JOHN M. DONOVAN

John M. Donovan
Chairman, Audit Committee

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts are in U.S. dollars)

Years ended December 31                                     2000            1999            1998
-----------------------                             ------------    ------------    ------------
NET SALES                                           $ 76,480,000    $ 77,530,000    $ 68,338,000
                                                    ------------    ------------    ------------
COSTS AND EXPENSES
Cost of goods sold                                    55,683,000      50,776,000      46,842,000
Selling, general and administrative                   12,394,000      12,337,000       9,941,000
Depreciation, depletion and amortization               7,801,000       7,402,000       5,353,000
                                                    ------------    ------------    ------------
                                                      75,878,000      70,515,000      62,136,000
                                                    ------------    ------------    ------------
INCOME BEFORE THE UNDERNOTED                             602,000       7,015,000       6,202,000
Provision for asset impairment (note 6)              (24,552,000)             --              --
Interest income                                          155,000         151,000         202,000
Interest expense (note 4)                             (2,386,000)     (4,325,000)     (2,384,000)
Other, net (note 9)                                   (3,017,000)       (522,000)       (840,000)
                                                    ------------    ------------    ------------
(LOSS) INCOME BEFORE (RECOVERY OF) PROVISION FOR
     INCOME TAXES AND NON-CONTROLLING INTEREST       (29,198,000)      2,319,000       3,180,000
(Recovery of) provision for income taxes (note 7)     (9,961,000)        577,000         569,000
Non-controlling interest in earnings (loss)
     of subsidiary (note 2)                              119,000        (105,000)        (41,000)
                                                    ------------    ------------    ------------
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS         (19,356,000)      1,847,000       2,652,000

INCOME FROM DISCONTINUED OPERATIONS (note 11)         11,385,000       3,934,000       2,713,000
                                                    ------------    ------------    ------------
NET (LOSS) INCOME                                   $ (7,971,000)   $  5,781,000    $  5,365,000
                                                    ------------    ------------    ------------
NET (LOSS) INCOME PER SHARE
     BASIC
          Continuing operations                          $ (2.29)         $ 0.22          $ 0.32
          Discontinued operations                        $  1.35            0.47            0.33
                                                         -------          ------          ------
                                                         $ (0.94)         $ 0.69          $ 0.65
                                                         -------          ------          ------
     FULLY DILUTED
          Continuing operations                          $ (2.29)         $ 0.20          $ 0.30
          Discontinued operations                        $  1.31          $ 0.43          $ 0.30
                                                         -------          ------          ------
                                                         $ (0.98)         $ 0.63          $ 0.60
                                                         -------          ------          ------
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING
          Basic                                        8,466,988       8,425,561       8,286,178
          Fully diluted                                8,723,988       9,827,201       9,757,727
                                                    ------------    ------------    ------------

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS (note 11)
(All amounts are in U.S. dollars)

December 31                                               2000             1999
-----------                                      -------------    -------------
ASSETS
CURRENT ASSETS
Cash                                             $   2,175,000    $   1,592,000
Accounts receivable
   (less allowance for doubtful accounts
      of $166,000 at December 31, 2000 and
      $349,000 at December 31, 1999)
      (note 15)                                     12,850,000       19,829,000
Inventories (note 3)                                16,844,000       19,482,000
Prepaid expenses and other current assets              530,000        2,457,000
Income taxes receivable                                120,000               --
Future income tax benefits (note 7)                     21,000          677,000
                                                 -------------    -------------
                                                    32,540,000       44,037,000
PROPERTY, PLANT AND EQUIPMENT
    (notes 4 and 9)                                 65,846,000       96,779,000
OTHER ASSETS (notes 5 and 17)                        7,153,000       18,228,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT)
    (note 7)                                         8,040,000        1,935,000
                                                 -------------    -------------
                                                 $ 113,579,000    $ 160,979,000
                                                 =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness (note 9)                       $  17,145,000    $   5,500,000
Accounts payable                                     5,618,000        5,959,000
Accrued liabilities                                  4,412,000        3,398,000
Income taxes payable                                        --          950,000
Current portion of long term debt (note 9)             534,000          617,000
                                                 -------------    -------------
                                                    27,709,000       16,424,000

LONG TERM DEBT (note 9)                                261,000       50,502,000
OTHER NON-CURRENT LIABILITIES                          683,000          585,000
FUTURE INCOME TAX OBLIGATIONS (note 7)               1,656,000        1,451,000
                                                 -------------    -------------
                                                    30,309,000       68,962,000
                                                 -------------    -------------
NON-CONTROLLING INTEREST                             3,367,000        2,970,000
                                                 -------------    -------------
SHAREHOLDERS' EQUITY
Common stock (note 10)                              57,212,000       58,560,000
Retained earnings                                   25,958,000       33,920,000
Note receivable from shareholder (note 10)          (1,259,000)      (1,749,000)
Cumulative translation adjustment                   (2,008,000)      (1,684,000)
                                                 -------------    -------------
                                                    79,903,000       89,047,000
                                                 -------------    -------------
                                                 $ 113,579,000    $ 160,979,000
                                                 =============    =============

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

Approved by the Board of Directors

                     /s/ JOHN M. DONOVAN               /s/ GARTH A.C. MACRAE
                    --------------------------        --------------------------
                             Director                          Director

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(All amounts are in U.S. dollars)

                                                                                     Note
                                                                               Receivable    Cumulative
                                                     Paid-In       Retained          From   Translation      Treasury
                                 Common Stock        Capital       Earnings   Shareholder    Adjustment         Stock         Total
                                 ------------   ------------   ------------   -----------   -----------   -----------  ------------
Balance at December 31, 1997 ..  $  9,204,000   $ 53,465,000   $ 24,068,000   $(1,749,000)  $(1,588,000)  $(6,865,000) $ 76,535,000
Stock issued under ESPP,
   net(a)(b) ..................       112,000        776,000             --            --            --            --       888,000
Stock dividend(a) .............       170,000      1,008,000     (1,182,000)           --            --            --        (4,000)
Stock options exercised(a) ....        27,000        186,000             --            --            --            --       213,000
Stock purchased for treasury(a)            --             --             --            --            --      (499,000)     (499,000)
Stock options repurchased .....            --             --        (18,000)           --            --            --       (18,000)
Cancellation of treasury stock       (805,000)    (6,559,000)            --            --            --     7,364,000            --
Net income for the year .......            --             --      5,365,000            --            --            --     5,365,000
Translation adjustment ........            --             --             --            --      (582,000)           --      (582,000)
                                 ------------   ------------   ------------   -----------   -----------   -----------  ------------
Balance at December 31, 1998 ..     8,708,000     48,876,000     28,233,000    (1,749,000)   (2,170,000)           --    81,898,000
Reclassification of paid-in
   capital to stated capital
   on reincorporation(c) ......    48,876,000    (48,876,000)            --            --            --            --            --
Stock issued under ESPP,
   net(a)(b)...................       972,000             --             --            --            --            --       972,000
Stock options exercised(a) ....        77,000             --             --            --            --            --        77,000
Stock purchased for treasury(a)            --             --             --            --            --       (73,000)      (73,000)
Stock options repurchased .....            --             --        (94,000)           --            --            --       (94,000)
Cancellation of treasury stock        (73,000)            --             --            --            --        73,000            --
Net income for the year .......            --             --      5,781,000            --            --            --     5,781,000
Translation adjustment ........            --             --             --            --       486,000            --       486,000
                                 ------------   ------------   ------------   -----------   -----------   -----------  ------------
Balance at December 31, 1999 ..    58,560,000             --     33,920,000    (1,749,000)   (1,684,000)           --    89,047,000
Stock issued under ESPP,
   net(a)(b) ..................       514,000             --             --            --            --            --       514,000
Stock purchased for treasury(a)            --             --             --            --            --    (1,862,000)   (1,862,000)
Stock options repurchased .....            --             --          9,000            --            --            --         9,000
Cancellation of treasury stock     (1,862,000)            --             --            --            --     1,862,000            --
Net (loss) for the year .......            --             --     (7,971,000)           --            --            --    (7,971,000)
Translation adjustment ........            --             --             --            --      (324,000)           --      (324,000)
Repayment made by shareholder .            --             --             --       490,000            --            --       490,000
                                 ------------   ------------   ------------   -----------   -----------   -----------  ------------
Balance at December 31, 2000 ..  $ 57,212,000   $         --   $ 25,958,000   $(1,259,000)  $(2,008,000)  $        --  $ 79,903,000
                                 ============   ============   ============   ===========   ===========   ===========  ============

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

     (a) See note 10
     (b) Employee stock purchase plan ("ESPP")
     (c) See basis of preparation

CONSOLIDATED STATEMENTS OF CASH FLOWS (note 11)
(All amounts are in U.S. dollars)

Years ended December 31                                                   2000            1999            1998
-----------------------                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                 $ (7,971,000)   $  5,781,000    $  5,365,000
Adjustments to reconcile net (loss) income to net cash flows from operating activities
      Depreciation, depletion and amortization                       8,181,000       8,860,000       6,561,000
      Amortization of and write-off of deferred financing costs      1,759,000         249,000         168,000
      Provision for asset impairment                                24,246,000              --              --
      Increase in future income tax benefits                        (5,244,000)       (413,000)       (909,000)
      Non-controlling interest in subsidiary earnings (loss)           119,000        (105,000)        (41,000)
      (Gain) loss on sale of property, plant and equipment            (263,000)        358,000          19,000
      Gain on sale of discontinued operations                      (15,718,000)             --              --
      Increase in other assets                                      (6,560,000)       (277,000)       (795,000)
      Increase (decrease) in other non-current liabilities              98,000        (421,000)       (191,000)
      Changes in non-cash working capital items(a)                   1,054,000      (5,517,000)     (5,536,000)
                                                                  ------------    ------------    ------------
Net cash (used in) provided by operating activities                   (299,000)      8,515,000       4,641,000
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                    (4,436,000)    (13,803,000)    (20,728,000)
      Proceeds from sale of discontinued operations                 39,353,000              --              --
      Proceeds from sale of securities(b)                            5,134,000         554,000       9,696,000
      Proceeds from sale of assets(b)                                  352,000          36,000       3,126,000
      Acquisitions of securities(b)                                         --        (837,000)    (14,566,000)
      Assets acquired in connection with acquisitions, net of
         cash acquired(b)                                                   --              --      (7,468,000)
                                                                  ------------    ------------    ------------
Net cash provided by (used in) investing activities                 40,403,000     (14,050,000)    (29,940,000)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds (payments) net, on bank indebtedness                 11,645,000      (4,500,000)      7,000,000
      Proceeds from long term debt                                     519,000      50,733,000      21,572,000
      Repayment of long term debt                                  (50,783,000)    (41,100,000)     (4,921,000)
      Issuance of common stock(c)                                      514,000       1,049,000       1,101,000
      Purchase of common stock and options(c)                       (1,853,000)       (167,000)       (516,000)
      Decrease in note receivable from shareholder                     490,000              --              --
      Cash paid in lieu of fractional shares                                --              --          (4,000)
                                                                  ------------    ------------    ------------
Net cash (used in) provided by financing activities                (39,468,000)      6,015,000      24,232,000
                                                                  ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (53,000)         50,000         (60,000)
                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                        583,000         530,000      (1,127,000)
CASH AT BEGINNING OF YEAR                                            1,592,000       1,062,000       2,189,000
                                                                  ------------    ------------    ------------
CASH AT END OF YEAR                                               $  2,175,000    $  1,592,000    $  1,062,000
                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Income taxes paid                                           $  1,519,000    $  3,369,000    $  2,658,000
      Interest paid                                                  2,705,000       3,969,000       2,957,000
                                                                  ------------    ------------    ------------

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements
     (a) See note 14
     (b) See note 2
     (c) See note 10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

On January 21, 1999, a reincorporation merger was completed, the effect of which was to migrate Zemex Corporation from the United States to Canada. The predecessor Zemex Corporation became a wholly-owned subsidiary of Zemex Canada Corporation. Zemex Canada Corporation subsequently changed its name to Zemex Corporation (the "Corporation"). As the Canadian parent had as its sole asset the shares of the U.S. subsidiary, and this change in structure had no effect on the ultimate ownership of the Corporation, these financial statements reflect the results of operations, financial position and changes in cash flows of the consolidated entities as though the new structure had been in place for all periods presented.

On March 6, 2000, a wholly-owned subsidiary of Zemex Corporation entered into a stock purchase agreement whereby a wholly-owned subsidiary of Hoganas AB agreed to purchase 100% of the issued and outstanding shares of two of the Corporation's subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. The transaction was completed on April 11, 2000. Accordingly, these subsidiaries have been reflected as discontinued operations and prior years have been reclassified to reflect this disclosure (see note 11).


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates (see note
17). The significant accounting policies of Zemex Corporation and its subsidiaries are as follows:


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

The Corporation evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the realizable value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


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


Healthcare and Other Postretirement Benefits Other Than Pensions

The Corporation accounts for healthcare and other postretirement benefits other than pensions by accruing for all such amounts during the years in which employees render the necessary services to be entitled to receive such benefits. The 2000, 1999 and 1998 amounts include the current year expense and the impact of the transition liability, which is being amortized over a twenty year period that began in 1993.


e.   FOREIGN CURRENCY TRANSLATION

The functional currency for the Corporation's operations is the U.S. dollar. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is accumulated as part of the cumulative translation adjustment component of shareholders' equity. Results of operations and cash flows are translated using the average exchange rates during the year. Gains and losses from foreign currency transactions are included in net income (loss) for the year.


f.   REVENUE RECOGNITION

Revenue is recognized when goods are shipped to customers. Consignment sales are recognized when a customer draws the goods from inventory.

g.   RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to earnings in the periods in which they are incurred. Research and development expenses were $470,000, $1,060,000 and $636,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


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


j.   EARNINGS PER SHARE

The Corporation calculates basic earnings per share in accordance with Canadian accounting principles, which are substantially in accordance with the U.S. pronouncement, SFAS No. 128, "Earnings Per Share" (see note 18). Under these standards, earnings per share are calculated based upon the weighted average number of common shares outstanding. For the purpose of calculating earnings per share, stock dividends are considered to be issued at the beginning of all periods presented.


k.   DEFERRED FINANCING COSTS

Costs associated with the issuance of long term debt are deferred, and are amortized over the term of the debt on a straight-line basis which approximates the effective interest rate yield method. The unamortized balance was included in other assets (see note 9).


l.   OTHER ASSETS

Other assets include patents, which are stated at cost and which are being amortized over their remaining life on a straight-line basis. Intangible assets are evaluated periodically and, if conditions warrant, an impairment charge is provided.

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


n.   STOCK-BASED COMPENSATION PLANS

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

Tangible assets acquired                                            $   614,000
Liabilities assumed                                                  (1,542,000)
Goodwill                                                              2,934,000
                                                                    -----------
Cash consideration                                                  $ 2,006,000
                                                                    ===========

As at December 31, 2000, this facility was placed on care and maintenance (see note 6).

ACQUISITION OF S&R ENTERPRISES, INC.

Effective June 1, 1998, Alumitech, Inc., a wholly-owned subsidiary of the Corporation, acquired all of the issued and outstanding shares of S&R Enterprises, Inc. ("S&R") for approximately $7.7 million, which included the assumption of debt. S&R which has been renamed to Alumitech of Wabash, Inc., is an aluminum dross processor located in Wabash, Indiana. The Corporation used its credit facility to finance the acquisition. The acquisition of S&R was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated first to the tangible assets purchased and liabilities assumed and the excess purchase price was allocated to goodwill. The net purchase price was allocated as follows:

Tangible assets acquired                                            $ 4,845,000
Liabilities assumed                                                  (2,849,000)
Goodwill                                                              3,561,000
                                                                    -----------
Cash consideration                                                  $ 5,557,000
                                                                    ===========


INVESTMENT IN INMET MINING CORPORATION

During the second quarter of 1998, the Corporation initiated an attempted acquisition of control of Inmet Mining Corporation ("Inmet"). Approximately 4.1 million shares of Inmet were acquired. The purchase was financed by the Corporation's credit facilities, as amended. Subsequently, the acquisition was abandoned and the Corporation sold, pursuant to an issuer bid, approximately 2.6 million common shares of Inmet for proceeds of approximately Cdn$14.9 million. No gain or loss was recognized on the transaction. The Corporation recorded a foreign exchange loss in 1998 of $0.7 million in other income (expense) as a result of a decline in the value of the Canadian dollar. At December 31, 1999, the investment was written down by $0.5 million to the amount realized when the investment was sold in February 2000.


DISPOSITIONS

SALE OF INTEREST IN BENWOOD FACILITY

On February 24, 1998, Industria Mineraria Fabi S.r.1. ("Fabi") became an investor in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and provided access to its technology. Suzorite Minerals Products, Inc., a wholly-owned subsidiary of the Corporation, managed the entity pursuant to an operating agreement. There was no gain or loss recognized on the transaction (see note 19).

SALE OF METAL POWDERS DIVISION

On April 11, 2000, the Corporation disposed of its interest in the metal powders division, which consisted of Pyron Corporation and Pyron Metal Powders, Inc. by way of a sale to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000. The after-tax gain was $10.5 million, or $1.24 per share. The metal powders division has been disclosed as a discontinued operation and the prior period figures have been reclassified accordingly (see note 11).


3.  INVENTORIES

                                                                                                 2000             1999
                                                                                         ------------     ------------
ORE, RAW MATERIALS, WORK IN PROCESS AND FINISHED PRODUCTS
Industrial minerals                                                                      $ 12,217,000     $ 11,080,000
Aluminum recycling                                                                            533,000          717,000
Metal powders                                                                                      --        2,483,000
                                                                                         ------------     ------------
                                                                                           12,750,000       14,280,000
                                                                                         ------------     ------------
MATERIALS AND SUPPLIES
Industrial minerals                                                                         4,094,000        4,093,000
Metal powders                                                                                      --        1,109,000
                                                                                         ------------     ------------
                                                                                            4,094,000        5,202,000
                                                                                         ------------     ------------
                                                                                         $ 16,844,000     $ 19,482,000
                                                                                         ============     ============

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                        Effective Life            2000            1999
                                                                        --------------   -------------   -------------
Land                                                                                     $   6,971,000   $   7,336,000
Mining properties and deferred costs                                                         9,253,000      11,845,000
Buildings                                                                30 - 40 years      18,857,000      25,882,000
Machinery and equipment                                                   3 - 20 years      68,717,000      86,475,000
Construction in progress                                                                       876,000      13,604,000
                                                                                         -------------   -------------
Total property, plant and equipment, at cost                                               104,674,000     145,142,000
 Less: Accumulated depreciation & amortization                                             (38,828,000)    (48,363,000)
                                                                                         -------------   -------------
NET PROPERTY, PLANT AND EQUIPMENT                                                        $  65,846,000   $  96,779,000
                                                                                         =============   =============

The major components of the net change in property, plant and equipment are as follows:

Net property, plant and equipment at December 31, 1999             $ 96,779,000
Sale of metal powders division (note 11)                            (14,576,000)
Aluminum recycling asset impairment                                 (11,445,000)
Industrial minerals' asset impairment                                (1,700,000)
Depreciation and depletion                                           (7,309,000)
Capital additions                                                     4,436,000
Capital dispositions                                                    (68,000)
Translation adjustment                                                 (271,000)
                                                                   ------------
Net property, plant and equipment at December 31, 2000             $ 65,846,000
                                                                   ============

As at December 31, 2000, the Corporation estimates that approximately $150,000 will be expended to complete its construction in progress (December 31, 1999, $2,069,000). During 2000, the Corporation did not capitalize any interest relating to capital projects (1999, $119,000).


5.  OTHER ASSETS

                                                             2000           1999
                                                      -----------   ------------
Goodwill, net
   (accumulated amortization of $620,000 at
   December 31, 2000 and $568,000 at
   December 31, 1999)                                 $ 2,941,000   $  5,582,000
Prepaid pension cost (note 8)                           1,162,000        890,000
Investments                                               414,000      4,085,000
Deferred reorganization                                   243,000        273,000
Patents, net                                               19,000      5,162,000
Other (note 17)                                         2,374,000        476,000
Deferred financing costs                                       --      1,760,000
                                                      -----------   ------------
                                                      $ 7,153,000   $ 18,228,000
                                                      ===========   ============

6.  PROVISION FOR ASSET IMPAIRMENT

In 2000, the Corporation provided for the following:


Aluminum recycling (a)
    Property, plant and equipment                                   $ 11,445,000
    Patents                                                            4,640,000
    Site restoration costs                                             1,500,000
Industrial minerals (b)
    Goodwill                                                           2,244,000
    Property, plant and equipment                                      1,700,000
    Other                                                              1,258,000
Corporate (c)
    Acquisition and disposition costs                                  1,765,000
                                                                    ------------
                                                                    $ 24,552,000
                                                                    ============


(a) For the past several years, the Corporation's subsidiary Alumitech has invested significant time and capital in the development of a proprietary technology for the processing of aluminum dross and saltcake. While the technology has been proven and a competitive product produced, a combination of a poor economic environment for secondary aluminum, a depressed steel industry and low land-fill prices has resulted in an inability to make the process economically viable. Accordingly, the Corporation has fully provided for a permanent asset impairment and written off the assets to estimated salvage value, and written off all costs associated with the process.

(b) In 1998 (see note 2), the Corporation purchased 100% of the shares of Aspect Minerals, Inc. The plant was rebuilt and expanded and the product line increased. Shortly before the commissioning phase a major source of raw material feedstock closed down. The Corporation has been unsuccessful in locating an alternate source of acceptable feedstock, and has had to rely on higher quantities of mined material which has been inconsistent in nature. Accordingly, the Corporation has placed this facility on care and maintenance and based on estimated future cash flows established a provision for permanent asset impairment.

(c) During 2000, the Corporation incurred significant costs in evaluating and pursuing various alternatives to maximize shareholder value. In addition, the Corporation incurred significant legal, banking, environmental and other due diligence costs associated with the attempted purchase of K-T Clay Company from Hecla Mining Company (see note 17).

7.  INCOME TAXES

The (recovery of) provision for income taxes consists of the following components:

                                                                                2000            1999            1998
                                                                        ------------    ------------    ------------
Total pre-tax (loss) income from continuing operations                  $(29,198,000)   $  2,319,000    $  3,180,000
                                                                        ------------    ------------    ------------
Current tax provision
Canadian                                                                $    744,000    $  1,508,000    $    557,000
Federal U.S.                                                              (4,868,000)       (376,000)        550,000
State and local U.S.                                                          32,000         131,000         179,000
                                                                        ------------    ------------    ------------
TOTAL                                                                     (4,092,000)      1,263,000       1,286,000
                                                                        ------------    ------------    ------------
Future tax provision
Canadian                                                                     202,000        (428,000)             --
Federal U.S.                                                              (4,840,000)        (68,000)       (637,000)
State and local U.S.                                                      (1,231,000)       (190,000)        (80,000)
                                                                        ------------    ------------    ------------
TOTAL                                                                     (5,869,000)       (686,000)       (717,000)
                                                                        ------------    ------------    ------------
(RECOVERY OF) PROVISION FOR INCOME TAXES                                $ (9,961,000)   $    577,000    $    569,000
                                                                        ============    ============    ============


The following tabulation reconciles the Canadian income tax rate to the effective income tax rate.

                                                                                2000            1999            1998
                                                                               -----           -----           -----
                                                                                 %               %               %
Statutory federal rate                                                         (37.2)           38.2            38.2
Unrecognized benefit of losses                                                   0.6              --              --
Mining taxes                                                                     1.0            23.7             5.3
Resource allowance                                                              (1.1)           (9.0)           (5.5)
Difference in U.S. tax rates                                                     3.4           (30.5)          (23.9)
Other                                                                           (0.8)            2.5             1.7
                                                                               ------          ------          ------
EFFECTIVE INCOME TAX RATE                                                      (34.1)           24.9            15.8
                                                                               ======          ======          ======

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2000, the Corporation had unused tax benefits of $374,000 related to Canadian net operating losses. For the fiscal years ended December 31, 2000 and 1999, the Corporation had unused tax benefits of $9,502,000 and $10,161,000, respectively, related to U.S. federal and state net operating loss and tax credit carryforwards. Significant components of the Corporation's future tax benefits and obligations as of December 31 are as follows (dollars in thousands):

                                                     2000                                1999
                                                --------------------------------    -------------------------------
                                                  CANADA        U.S.       TOTAL     Canada        U.S.       Total
                                                --------    --------    --------    -------    --------    --------
FUTURE TAX BENEFITS
Net operating loss and tax
  credit carryforwards                          $    374    $  9,502    $  9,876    $     --   $ 10,161    $ 10,161
Accrued expenses and reserves                         --       1,829       1,829          --        895         895
Bad debt allowances                                   --          54          54          --        113         113
Inventories                                           --          --          --          --        311         311
Other                                                 --         411         411          --        408         408
                                                --------    --------    --------    --------   --------    --------
GROSS FUTURE TAX BENEFITS                            374      11,796      12,170          --     11,888      11,888
Valuation allowance                                 (374)     (1,115)     (1,489)         --     (1,129)     (1,129)
                                                --------    --------    --------    --------   --------    --------
NET FUTURE TAX BENEFITS                               --      10,681      10,681          --     10,759      10,759
                                                --------    --------    --------    --------   --------    --------
FUTURE TAX OBLIGATIONS
Property, plant and equipment                      1,656       2,377       4,033       1,451      5,249       6,700
Inventories                                           --          35          35          --         --          --
Patents                                               --          --          --          --      1,343       1,343
Pension contributions                                 --         208         208          --        235         235
Development costs                                     --          --          --          --      1,017       1,017
Other                                                 --          --          --          --        303         303
                                                --------    --------    --------    --------   --------    --------
TOTAL                                              1,656       2,620       4,276       1,451      8,147       9,598
                                                --------    --------    --------    --------   --------    --------
NET FUTURE TAX (BENEFITS) OBLIGATIONS           $  1,656    $ (8,061)   $ (6,405)   $  1,451   $ (2,612)   $ (1,161)
                                                ========    ========    ========    ========   ========    ========


At December 31, 2000, the Corporation had approximately $1,006,000 of Canadian net operating loss carryforwards which expire between 2006 and 2007. These losses are not within the Canadian operating subsidiary and are not available to offset operating income in Canada. No benefit has been recognized in respect of these losses. At December 31, 2000, the Corporation had approximately $11,650,000 of U.S. net operating loss carryforwards available to reduce future taxable income, which will expire between 2002 and 2015. Additionally, the Corporation has unused general business tax credits, which expire between 2001 and 2011, and alternative minimum tax credits. The Corporation also has U.S. net operating losses and investment credit carryforwards; however, a valuation allowance of $1,115,000 has been recognized to offset the related future tax benefit due to the uncertainty of realizing the full benefit of the tax attribute carryforward.


8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS

The Corporation has one non-contributory defined benefit pension plan covering the majority of all U.S. resident employees. This plan provides pension benefits that are based on the length of service and the compensation of the employee. As at December 31, 1999, the Corporation had an additional pension plan associated with the hourly employees of Pyron Corporation. As Pyron Corporation was sold in 2000, the December 31, 2000 balances exclude this plan. Accordingly, the December 31, 1999 and 2000 balances are not directly comparable.

The following data is based upon reports from independent consulting actuaries as at December 31:

Change in benefit obligation                             2000              1999
----------------------------                     ------------      ------------
Benefit obligation, beginning of year            $ 13,877,000      $ 16,876,000
Service cost                                          409,000           725,000
Interest cost                                         961,000         1,104,000
Plan amendments                                            --           139,000
Actuarial loss (gain)                                 269,000        (2,343,000)
Benefits paid                                        (708,000)         (758,000)
Curtailment gain                                     (561,000)               --
                                                 ------------      ------------
Benefit obligation, end of year                  $ 14,247,000      $ 15,743,000
                                                 ============      ============


Change in fair value of plan assets                      2000              1999
-----------------------------------              ------------      ------------
Fair value, beginning of year                    $ 16,955,000      $ 17,591,000
Actual return on plan assets                         (543,000)        1,447,000
Employer contribution                                      --           277,000
Benefits paid                                        (708,000)         (758,000)
                                                 ------------      ------------
Fair value, end of year                          $ 15,704,000      $ 18,557,000
                                                 ============      ============

Net periodic pension expense included the following components:

                                             2000           1999           1998
                                      -----------    -----------    -----------
Current service cost                  $   409,000    $   725,000    $   532,000
Interest cost on projected
 benefit obligation                       961,000      1,104,000      1,015,000
Expected return on assets              (1,134,000)    (1,166,000)    (1,175,000)
Net amortization                           (5,000)        41,000        (93,000)
                                      -----------    -----------    -----------
Net pension expense                   $   231,000    $   704,000    $   279,000
                                      ===========    ===========    ===========


Assumptions:

                                                        2000      1999      1998
                                                      ------    ------    ------
                                                          %         %         %
Weighted average discount rate                          7.25      7.75      6.50
Expected long term rate of return                       8.75      8.75      8.75
Increase in level of compensation                        4.0       4.0       4.0
Weighted average health care cost trend rate             7.5       8.0       8.5
Weighted average ultimate health care
 cost trend rate                                         5.0       5.0       5.0
                                                      ------    ------    ------
Year in which ultimate health care cost trend
 rate will be achieved                                  2005      2005      2005
                                                      ------    ------    ------

The status of the plans and the amounts recognized in the consolidated balance sheets of the Corporation for its pension plans as of December 31, 2000 and 1999 are tabulated below:

                                                                                              2000            1999
                                                                                      ------------    ------------
Projected benefit obligation                                                          $(14,247,000)   $(15,743,000)
Plan assets at fair value                                                               15,704,000      18,557,000
                                                                                      ------------    ------------
Plan assets in excess of projected benefit obligation                                    1,457,000       2,814,000
Unrecognized net (gain)                                                                   (417,000)     (2,304,000)
Prior service cost not yet recognized in net
   periodic pension expense                                                                122,000         380,000
                                                                                      ------------    ------------
Prepaid pension cost included in consolidated balance sheets                          $  1,162,000    $    890,000
                                                                                      ============    ============


OTHER POSTRETIREMENT BENEFITS

The Corporation provides healthcare and life insurance benefits for certain retired employees, which are accrued as earned (see note 1). The cost of such benefits was $56,000 in 2000, $52,000 in 1999 and $52,000 in 1998. The
accumulated postretirement benefit obligation as at December 31, 2000 was $360,000 (1999, $405,000).

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                      1% Increase      1% Decrease
                                                                                      -----------      -----------
Effect on accumulated postretirement benefit obligation                                 $ 40,285         $(35,037)
Effect on aggregate of the service and interest cost-components                            4,402           (3,749)
                                                                                        --------         --------


9.  LONG TERM DEBT AND BANK INDEBTEDNESS

                                                                                          2000                1999
                                                                                   -----------        ------------
Capital leases (a)                                                                 $   688,000        $  1,019,000
Other                                                                                  107,000             100,000
Senior secured notes (b)                                                                    --          50,000,000
                                                                                   -----------        ------------
TOTAL LONG TERM DEBT                                                                   795,000          51,119,000
   Less: Current portion                                                               534,000             617,000
                                                                                   -----------        ------------
LONG TERM DEBT                                                                     $   261,000        $ 50,502,000
                                                                                   ===========        ============

(a) The Corporation has long term capital lease agreements at various rates and for various terms with maturities ranging from 2001 to 2005 for equipment used in its operations. The carrying value of the leased equipment as of December 31, 2000 and 1999 was $967,000 and $1,298,000, respectively. The current obligation under the long term lease agreements is $476,000 (1999, $569,000).

(b) In May 1999, the Corporation entered into note purchase agreements with private investors whereby the Corporation issued $35,000,000, 7.54% Senior Secured Notes, Series A, due May 15, 2009 and $15,000,000, 7.76% Senior Secured Notes, Series B, due May 15, 2014. The Corporation redeemed its outstanding Senior Secured Notes in March 2000 as a result of the disposition of the metal powders division. The Corporation paid out $1,485,000 related to this redemption transaction, of which $1,152,000 was paid to the noteholders as a make-whole payment and $333,000 as related transaction expenses. Also $1,730,000 in deferred financing expenses related to the issuance of the Senior Secured Notes was written off in the same period. The total $3,215,000 was recorded as an expense in other, net.

     During 2000, the Corporation entered a U$50,000,000 bridge loan in order to facilitate the redemption of the note. The bridge loan, which bore the same interest rate and was secured by same security package as the existing credit facility, was fully repaid by October 31, 2000.

(c) Additionally during 1999, the Corporation entered into a 364-day, $20,000,000 revolving credit facility. The Senior Secured Notes and the credit facility rank pari-passu with respect to security. The obligations are secured by a pledge of subsidiary shares and a floating charge on the assets of the subsidiaries. Advances under the revolving credit facility as at December 31, 2000 and 1999 were $17,145,000 and $5,500,000, respectively. The revolving credit facility bears interest at LIBOR plus 1.625% to LIBOR plus 1.875% in the case of LIBOR loans or at base rate plus 0.625% to 0.875% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios. The term of the revolver, which was originally 364 days, was extended to May 18, 2001 subsequent to December 31, 1999.

Principal repayments required in respect of long term debt are as follows:

2001                                                                   $ 534,000
2002                                                                     194,000
2003                                                                      44,000
2004                                                                      13,000
2005                                                                      10,000
Thereafter                                                                    --
                                                                       ---------
                                                                       $ 795,000
                                                                       =========

10.  COMMON SHARES AND STOCK OPTIONS

SHARES OUTSTANDING

As at December 31, 2000 and 1999, the authorized capital stock of the Corporation consisted of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were 8,697,822 common shares issued and outstanding as of December 31, 2000 and 8,873,453 common shares issued and outstanding as of December 31, 1999.

During 2000, 1999 and 1998, 117,000, 172,000 and 131,000 common shares, respectively, were issued pursuant to the Corporation's employee stock purchase plan for an aggregate cost of $906,000, $1,145,000 and $1,045,000, respectively.

As part of a stock repurchase program in 2000, the Corporation purchased 242,000 common shares for an aggregate cost of $1,862,000, 10,000 common shares in 1999 for an aggregate cost of $73,000, and 60,000 common shares in 1998 for an aggregate cost of $499,000.

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

The following is a summary of option transactions under the Corporation's stock option plans:

                                                  2000                          1999                        1998
                                        ----------------------------  -------------------------- ---------------------------
                                                    WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                                       EXERCISE                    EXERCISE                     EXERCISE
                                           OPTIONS       PRICE         OPTIONS       PRICE        OPTIONS         PRICE
                                        ----------- ---------------- ---------- ---------------- ---------  ----------------
Options outstanding at
   beginning of year                      1,163,150     $ 8.11        1,247,650     $ 7.90          942,750      $ 7.32
Options granted during year                  85,000       8.06          295,650       6.31          357,000        9.41
Options exercised during the year            (4,000)      7.25           (5,000)      7.00          (26,600)       5.42
Options cancelled during the year           (67,000)      8.84         (375,150)      6.14          (25,500)       8.07
                                        -----------     ------      -----------     ------     ------------      ------
Options outstanding at end of year        1,177,150     $ 8.17        1,163,150     $ 8.11        1,247,650      $ 7.90
Options exercisable at end of year          947,200                     695,250                     746,650
                                        -----------     ------      -----------     ------     ------------      ------
Price range of options granted
   during the year                      $ 7.56-8.19                 $ 6.26-7.50                $ 6.50-10.19
                                        -----------                 -----------                ------------


The options expire from 2001 to 2010.

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           -------------------------------------------------------- --------------------------------------
RANGE OF                        NUMBER           WEIGHTED-AVERAGE  WEIGHTED-AVERAGE       NUMBER          WEIGHTED-AVERAGE
EXERCISE                    OUTSTANDING AT          REMAINING        EXERCISE         EXERCISABLE AT         EXERCISE
PRICES                     DECEMBER 31, 2000     CONTRACTUAL LIFE      PRICE        DECEMBER 31, 2000          PRICE
------                     -----------------     ----------------  ---------------- -----------------     ----------------
$  6.00 TO $  6.99                312,650          7.55 YEARS        $ 6.30               172,700             $ 6.32
$  7.00 TO $  7.99                266,500          2.76 YEARS          7.37               236,500               7.35
$  8.00 TO $  8.99                 85,500          7.08 YEARS          8.32                25,500               8.63
$  9.00 TO $  9.99                263,000          0.33 YEARS          9.21               263,000               9.21
$ 10.00 TO $ 10.99                249,500          2.87 YEARS         10.17               249,500              10.17
                                ---------                                                 -------
$  6.00 TO $ 10.99              1,177,150                                                 947,200
                                =========                                                 =======

NOTE RECEIVABLE FROM SHAREHOLDER

The note receivable from shareholder of $1,259,000 (1999, $1,749,000) represents amounts due from the Corporation's President and Chief Executive Officer pursuant to the Key Executive Common Stock Purchase Plan. The note, which was used to acquire shares of common stock of the Corporation, is non-interest bearing and secured by a pledge of most of the shares acquired. The terms were amended in 2000 and the note is now due on the earlier of December 31, 2001 or 30 days after the termination of employment. Since the note arose from the sale of treasury stock, it is classified as a reduction of shareholders' equity.

11.  DISCONTINUED OPERATIONS

On April 11, 2000, the Corporation completed the sale of its metal powders division for gross proceeds of $42.0 million. The metal powders division included the Corporation's wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000 (see note 2).

Income from discontinued operations included in the Corporation's consolidated statements of operations were as follows:

Year ended December 31                                                          2000               1999             1998
                                                                        ------------       ------------     ------------
Net sales                                                               $ 10,733,000       $ 38,980,000     $ 35,556,000
Income before income taxes                                                 1,470,000          5,974,000        3,857,000
Provision for income taxes                                                   565,000          2,040,000        1,144,000
Gain on sale of discontinued operations                                   10,480,000                 --               --
Income from discontinued operations                                       11,385,000          3,934,000        2,713,000
                                                                        ------------       ------------     ------------

Cash provided by (used in) discontinued operations included in the Corporation's consolidated statements of cash flows was as follows:


Year ended December 31                                                          2000               1999             1998
                                                                         -----------        -----------      -----------
Operating activities                                                     $ 2,546,000        $ 5,778,000      $ 4,065,000
Investing activities                                                        (161,000)        (1,626,000)      (2,113,000)
Financing activities                                                         (10,000)        (4,489,000)      (1,747,000)
                                                                         -----------        -----------      -----------
Cash provided by (used in) discontinued operations                       $ 2,375,000        $  (337,000)     $   205,000
                                                                         ===========        ===========      ===========

The assets and liabilities of discontinued operations included in the Corporation's consolidated balance sheets were as follows:

December 31                                                                               2000                      1999
                                                                                        ------              ------------
Current assets                                                                          $   --              $ 11,161,000
Property, plant and equipment                                                               --                14,796,000
Other assets                                                                                --                    32,000
Future income tax benefits (non-current)                                                    --                (1,486,000)
                                                                                        ------              ------------
                                                                                            --                24,503,000
Current liabilities                                                                         --                 4,137,000
Other non-current liabilities                                                               --                    39,000
                                                                                        ------              ------------
Net assets                                                                              $   --              $ 20,327,000
                                                                                        ======              ============

12.  OPERATING LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Corporation has a number of operating lease agreements primarily involving equipment, office space, warehouse facilities and rail sidings. The operating leases for equipment provide that the Corporation may, after the initial lease term, renew the lease for successive yearly periods or may purchase the equipment at its fair market value. An operating lease for office facilities contains escalation clauses for increases in operating costs and property taxes. The majority of the leases are cancellable and are renewable on a yearly basis. Future minimum lease payments required by operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2000 are as follows:

Years                                                       Minimum Lease Payments
-----                                                       ----------------------
2001                                                                   $   883,000
2002                                                                       717,000
2003                                                                       511,000
2004                                                                       350,000
2005                                                                       178,000
Thereafter                                                               1,146,000
                                                                       -----------
Total minimum lease payments                                           $ 3,785,000
                                                                       ===========

Rent expense was $1,186,000, $1,183,000 and $569,000 in 2000, 1999 and 1998,
respectively.


13.  FINANCIAL INSTRUMENTS

Financial instruments, which potentially subject the Corporation to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across a number of different industries, principally construction, glass, electrical and automotive. The Corporation exposures to interest rate risk is limited to interest on bank indebtedness and long term debt.

Financial instruments comprise cash, accounts receivable, short term bank borrowings, accounts payable, accrued liabilities, and long term debt. The fair value of these financial instruments approximates their carrying value reflecting: (i) the proximity to market rates of the interest obligations on the debt instruments; and (ii) the limited durations of all of the other instruments.

14.  CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital items are as follows:

                                          2000             1999           1998
                                   -----------    -------------   ------------
Decrease (increase) in
 accounts receivable               $   673,000    $  (2,187,000)  $   (476,000)
Increase in inventories             (1,300,000)      (1,446,000)      (173,000)
Decrease (increase) in prepaid
 expenses and other current
 assets                                897,000         (483,000)      (120,000)
Increase (decrease) increase in
 accounts payable and accrued
 liabilities                         1,820,000       (1,707,000)    (4,177,000)
Decrease (increase) in income
 taxes payable and receivable       (1,036,000)         306,000       (590,000)
                                   -----------    -------------   ------------
                                   $ 1,054,000    $  (5,517,000)  $ (5,536,000)
                                   ===========    =============   ============


15.  RELATED PARTY TRANSACTIONS

As at December 31, 2000 and 1999, accounts receivable included amounts due from directors and one officer of $50,000 and $65,000, respectively. These amounts are non-interest bearing, with no fixed terms of repayment and are secured by common shares of the Corporation.

During 1998, a director became indebted to the Corporation in the amount of $124,000. At December 31, 2000, $118,000 remained outstanding and is included in accounts receivable (1999, $116,000). This obligation is secured by common shares of the Corporation and bears interest at the Corporation's cost of borrowing (8.0% at December 31, 2000, 7.6% at December 31, 1999).


16.  SEGMENT INFORMATION

The Corporation's continuing operations now comprise two principal lines of business and are organized into two operating units based on its product lines:
(i) industrial minerals, and (ii) aluminum recycling. Industrial mineral products include feldspar, kaolin, mica, talc, baryte, feldspathic sand and industrial sand. These products are marketed principally to the automotive, housing, and ceramics industries in North America. They are produced from mines and processing plants located near Edgar, Florida; Monticello, Georgia; Murphy, North Carolina; Spruce Pine, North Carolina; Natural Bridge, New York; Van Horn, Texas; Benwood, West Virginia; Boucherville, Quebec; and Suzor Township, Quebec. Aluminum dross is recycled at plants in Cleveland, Ohio and Wabash, Indiana and ceramic fiber products are fabricated at a plant in Macedonia, Ohio. Corporate assets principally include cash, term deposits, and furniture and fixtures.

The accounting policies of the segments are the same as those described in note
1. Information pertaining to sales and (losses) earnings from continuing operations and assets by business segment appears below:


                                                                             INDUSTRIAL         ALUMINUM
YEAR ENDED DECEMBER 31, 2000                               CONSOLIDATED        MINERALS        RECYCLING       CORPORATE
                                                           ------------    ------------     ------------     -----------
NET SALES                                                  $ 76,480,000    $ 51,422,000     $ 25,058,000     $        --
DEPRECIATION, DEPLETION AND AMORTIZATION                      7,801,000       4,578,000        2,614,000         609,000
INCOME (LOSS) BEFORE THE UNDERNOTED                             602,000       5,698,000       (1,265,000)     (3,831,000)
PROVISION FOR ASSET IMPAIRMENT                              (24,552,000)     (5,202,000)     (13,047,000)     (6,303,000)
INTEREST INCOME                                                 155,000          50,000           29,000          76,000
INTEREST EXPENSE                                             (2,386,000)        (95,000)         (28,000)     (2,263,000)
OTHER (EXPENSE) INCOME                                       (3,017,000)        (56,000)          24,000      (2,985,000)
(LOSS) INCOME BEFORE (RECOVERY OF) PROVISION FOR
    INCOME TAXES AND NON-CONTROLLING INTEREST               (29,198,000)        396,000      (14,287,000)    (15,307,000)
(RECOVERY OF) PROVISION FOR INCOME TAXES                     (9,961,000)        934,000               --     (10,895,000)
NON-CONTROLLING INTEREST IN SUBSIDIARY EARNINGS                 119,000         119,000               --              --
LOSS BEFORE DISCONTINUED OPERATIONS                         (19,356,000)       (657,000)     (14,287,000)     (4,412,000)
INCOME FROM DISCONTINUED OPERATIONS                          11,385,000              --               --      10,480,000
NET (LOSS) INCOME                                            (7,971,000)       (657,000)     (14,287,000)      6,068,000
                                                           ------------    ------------     ------------     -----------

                                                                             Industrial         Aluminum
YEAR ENDED DECEMBER 31, 1999                               Consolidated        Minerals        Recycling       Corporate
                                                           ------------    ------------     ------------     -----------
Net sales                                                  $ 77,530,000    $ 50,373,000     $ 27,157,000     $        --
Depreciation, depletion and amortization                      7,402,000       4,380,000        2,416,000         606,000
Income (loss) before the undernoted                           7,015,000       7,988,000        2,833,000      (3,806,000)
Interest income                                                 151,000          47,000           43,000          61,000
Interest expense                                             (4,325,000)       (279,000)         (63,000)     (3,983,000)
Other (expense) income                                         (522,000)       (148,000)          32,000        (406,000)
Income (loss) before provision for (recovery of)
    income taxes and non-controlling interest                 2,319,000       7,608,000        2,845,000      (8,134,000)
Provision for (recovery of) income taxes                        577,000       1,079,000               --        (502,000)
Non-controlling interest in loss of subsidiary                 (105,000)       (105,000)              --              --
Income (loss) before discontinued operations                  1,847,000       6,634,000        2,845,000      (7,632,000)
Income from discontinued operations                           3,934,000              --               --              --
Net income (loss)                                             5,781,000       6,634,000        2,845,000      (7,632,000)
                                                           ------------    ------------     ------------     -----------

                                                                             Industrial         Aluminum
YEAR ENDED DECEMBER 31, 1998                               Consolidated        Minerals        Recycling       Corporate
                                                           ------------    ------------     ------------     -----------
Net sales                                                  $ 68,338,000    $ 44,835,000     $ 23,503,000     $        --
Depreciation, depletion and amortization                      5,353,000       3,536,000        1,384,000         433,000
Income (loss) before the undernoted                           6,202,000       5,840,000        2,881,000      (2,519,000)
Interest income                                                 202,000              --           49,000         153,000
Interest expense                                             (2,384,000)        (60,000)         (34,000)     (2,290,000)
Other (expense) income                                         (840,000)       (106,000)          37,000        (771,000)
Income (loss) before income taxes and
   non-controlling interest                                   3,180,000       5,674,000        2,933,000      (5,427,000)
Provision for income taxes                                      569,000         556,000               --          13,000
Non-controlling interest in loss of subsidiary                  (41,000)        (41,000)              --              --
Income (loss) before discontinued operations                  2,652,000       5,159,000        2,933,000      (5,440,000)
Income from discontinued operations                           2,713,000              --               --              --
Net income (loss)                                             5,365,000       5,159,000        2,933,000      (5,440,000)
                                                           ------------    ------------     ------------     -----------

                                                         INDUSTRIAL          ALUMINUM                        DISCONTINUED
DECEMBER 31, 2000                    CONSOLIDATED          MINERALS         RECYCLING        CORPORATE         OPERATIONS
                                     ------------      ------------      ------------     ------------      -------------
 TOTAL ASSETS                        $113,579,000      $ 76,931,000      $ 23,055,000     $ 13,593,000      $          --
 TOTAL CURRENT LIABILITIES             27,709,000         4,761,000         4,367,000       18,581,000                 --
 TOTAL LONG TERM LIABILITIES            2,600,000         2,144,000           139,000          317,000                 --
 TOTAL SHAREHOLDERS' EQUITY            79,903,000                --                --       79,903,000                 --
                                     ------------      ------------      ------------     ------------      -------------

                                                         Industrial          Aluminum                        Discontinued
December 31, 1999                    Consolidated          Minerals         Recycling        Corporate         Operations
                                     ------------      ------------      ------------     ------------      -------------
 Total assets                        $160,979,000      $ 81,984,000      $ 37,167,000     $ 17,325,000      $  24,503,000
 Total current liabilities             16,424,000         4,943,000         2,794,000        4,550,000          4,137,000
 Total long term liabilities           52,538,000         1,992,000           243,000       50,264,000             39,000
 Total shareholders' equity            89,047,000                --                --       89,047,000                 --
                                     ------------      ------------      ------------     ------------      -------------

                                                         Industrial          Aluminum                        Discontinued
December 31, 1998                    Consolidated          Minerals         Recycling        Corporate         Operations
                                     ------------      ------------      ------------     ------------      -------------
 Total assets                        $150,744,000      $ 75,982,000      $ 33,464,000     $ 16,709,000      $  24,589,000
 Total current liabilities             23,533,000         5,029,000         3,777,000       10,615,000          4,112,000
 Total long term liabilities           42,238,000         2,913,000           678,000       36,044,000          2,603,000
 Total shareholders' equity            81,898,000                --                --       81,898,000                 --
                                     ------------      ------------      ------------     ------------      -------------

                                                         INDUSTRIAL          ALUMINUM                        DISCONTINUED
                                     CONSOLIDATED          MINERALS         RECYCLING        CORPORATE         OPERATIONS
                                     ------------      ------------      ------------     ------------      -------------
2000
     CAPITAL EXPENDITURES            $  4,436,000      $  2,830,000      $  1,375,000     $     70,000      $     161,000
1999
     Capital expenditures            $ 13,803,000      $  7,104,000      $  5,014,000     $     41,000      $   1,644,000
1998
     Capital expenditures            $ 20,728,000      $  8,283,000      $ 10,124,000     $    208,000      $   2,113,000
                                     ------------      ------------      ------------     ------------      -------------

                                                         CANADA                                        U.S.
                                         -----------------------------------     ----------------------------------------
                                              2000         1999         1998            2000           1999          1998
                                         ---------    ---------    ---------     -----------    -----------   -----------
Capital expenditures                     $ 233,000    $ 619,000    $ 605,000     $ 4,203,000    $13,184,000   $20,123,000
Goodwill acquired                               --           --           --              --             --     6,495,000
                                         ---------    ---------    ---------     -----------    -----------   -----------

The Corporation bases its geographic allocation upon the location of its sales offices which are all domiciled in the United States.

17.  CONTINGENCIES

The Corporation is involved in various legal actions in the normal course of business. In the opinion of management, the aggregate amount of any potential liability, for which provision has not already been established, is not expected to have a material adverse effect on the Corporation's financial position or its results of operations and cash flows.

On November 17, 2000, a subsidiary of the Corporation entered into a Stock Purchase Agreement with Hecla Mining Company ("Hecla") whereby the Corporation agreed to purchase, subject to certain conditions precedent, the shares of two of Hecla's subsidiaries collectively known as K-T Clay. As specifically permitted by the Stock Purchase Agreement, on January 15, 2001 the Corporation notified Hecla of a number of conditions which resulted in Hecla's representations and warranties being untrue and that such conditions were reasonably expected to prevent consummation of the transaction in accordance with the Agreement, thus resulting in Hecla being in default of the Agreement. The Corporation advised Hecla that, based on those conditions, it intended to terminate the Agreement and it did so formally on February 16, 2001. Despite this, on January 22, 2001, Hecla filed an action in the United States District Court, Northern District of Illinois, alleging breach of contract and seeking to enforce performance and an award of damages. The Corporation is of the opinion that Hecla's allegations are totally without merit and intends to defend its position aggressively. No provision has been made in the financial statements for any losses related to this lawsuit. Included in other assets is $2,000,000 which is held in an escrow account.


18.  DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. The differences between Canadian and U.S. GAAP do not have a material effect on the Corporation's reported financial position or net (loss) income except as follows:

a.   STATEMENTS OF OPERATIONS

Under U.S. GAAP, the measure "income before the undernoted" is not a recognized term and would therefore not be presented. Under U.S. GAAP, provision for asset impairment would appear as a component of operating income.

The implementation of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5 requires that the costs of start-up activities and organization costs be expensed as incurred. Canadian GAAP permits the deferral of such costs.

Under U.S. GAAP, the provision for asset impairment for property, plant and equipment should be based on discounted future cash flows from impaired properties. Under Canadian GAAP, future cash flows from impaired properties are not discounted. This difference in methodology did not have a material impact on reported results of operations in prior years.

Under U.S. GAAP, certain costs associated with the redemption of the Senior Secured Notes would be considered to be an extraordinary item and require separate disclosure. The extraordinary item, net of tax, would have been an expense of $2,096,000, or $0.25 per share.

For the purposes of calculating diluted earnings per share, U.S. GAAP requires the application of the treasury stock method.

                                                2000          1999         1998
                                       -------------  ------------  -----------
(Loss) income before discontinued
  operations, as reported              $ (19,356,000) $  1,847,000  $ 2,652,000
  Less: Start-up activities and
         organization costs                2,784,000    (1,845,000)  (1,255,000)
        Provision for asset
         impairment                       (1,439,000)           --           --
Tax effect related thereto                  (468,000)      460,000      198,000
                                       -------------  ------------  -----------
(Loss) income before discontinued
  operations (U.S. GAAP)               $ (18,479,000) $    462,000  $ 1,595,000
(Loss) income before discontinued
  operations per share (U.S. GAAP)
       Basic                                  $(2.18)       $ 0.05       $ 0.19
       Diluted                                $(2.18)       $ 0.05       $ 0.19
                                       -------------  ------------  -----------

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

As discussed above, Canadian and U.S. GAAP differs as to the methodology applied to determine the quantum of the asset impairment provision necessary.

                               2000                            1999
                   ----------------------------     ----------------------------
                     CANADIAN     UNITED STATES       Canadian     United States
                       GAAP            GAAP             GAAP            GAAP
                   ------------   -------------     ------------   -------------
Property, plant
  and equipment    $ 65,846,000    $ 64,407,000     $ 96,779,000    $ 94,042,000
Other assets          7,153,000       6,878,000       18,228,000      17,907,000
Future income
  tax benefits
  (non-current)       8,040,000       8,230,000        1,935,000       2,394,000
Retained earnings    25,958,000      24,434,000       33,920,000      31,321,000
                   ------------   -------------     ------------   -------------

c.   STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

U.S. GAAP requires a statement of comprehensive (loss) income as follows:

                                             2000           1999           1998
                                     ------------    -----------    -----------
(Loss) income before
   discontinued operations           $(18,479,000)   $   462,000    $ 1,595,000
Change in foreign currency
   translation adjustment, net of
   tax (2000, $(113,000); 1999,
   $121,000; 1998, $(92,000))            (211,000)       365,000       (490,000)
Change in unrealized holding
   gains (losses) on
   available-for-sale securities               --        934,000       (934,000)
                                     ------------    -----------    -----------
Comprehensive (loss) income          $(18,690,000)   $ 1,761,000    $   171,000
                                     ============    ===========    ===========


d.   STOCK BASED COMPENSATION

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net (loss) income and (loss) earnings per share would have been (increased) reduced by approximately $257,000 or $0.03 per share in 2000, $681,000 or $0.08 per share in 1999, and $1,267,000 or $0.15 per share in 1998. The fair value of the options granted during 2000, 1999 and 1998 is estimated to be $257,000, $681,000 and $1,267,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0%; expected volatility of 28%, 29% and 32%, respectively; risk-free interest rates varying from 4.26% to 6.73%; and an expected life of 5 years.

e.   RECENT ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2001, the Corporation will be adopting FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under FASB Statement No. 138 ("SFAS 138"). SFAS 133 requires that all derivative financial instruments, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of all derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used in a designated hedging relationship and whether it is a hedge of changes in fair value or cash flows. SFAS 138 amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation.

As of January 1, 2001, the cumulative effect of adopting SFAS 133, as amended by SFAS 138, is expected to not have a material impact on the Corporation's consolidated results of operations, financial position, or cash flows.

19.  SUBSEQUENT EVENTS

On March 20, 2001, the Corporation sold its 60% interest in Zemex Fabi-Benwood, LLC and its' Natural Bridge, New York, talc processing plant for aggregate gross proceeds of $7,500,000 subject to working capital adjustments. A pre-tax gain of $500,000 will be recognized in the first quarter of 2001.


20.  COMPARATIVE FIGURES

Certain of the comparative figures have been restated to comply with the current year's presentation.

FINANCIAL DATA (UNAUDITED)

The following is a summary of certain unaudited quarterly financial data.

                                                      2000                 1999
                                              ------------         ------------
NET SALES FROM CONTINUING OPERATIONS
   First quarter                              $ 19,669,000         $ 18,586,000
   Second quarter                               21,101,000           19,752,000
   Third quarter                                18,447,000           20,115,000
   Fourth quarter                               17,263,000           19,077,000
                                              ------------         ------------
                                              $ 76,480,000         $ 77,530,000
                                              ------------         ------------

INCOME (LOSS) BEFORE THE UNDERNOTED
   First quarter                              $  1,139,000         $  1,804,000
   Second quarter                                  744,000            2,056,000
   Third quarter                                  (630,000)           1,899,000
   Fourth quarter                                 (651,000)           1,256,000
                                              ------------         ------------
                                              $    602,000         $  7,015,000
                                              ------------         ------------

NET (LOSS) INCOME
   First quarter                              $   (861,000)        $  1,389,000
   Second quarter                                9,840,000            1,614,000
   Third quarter                                  (406,000)           1,680,000
   Fourth quarter                              (16,544,000)           1,098,000
                                              ------------         ------------
                                              $ (7,971,000)        $  5,781,000
                                              ------------         ------------

NET (LOSS) INCOME PER SHARE -- BASIC
   First quarter                                   $ (0.10)              $ 0.17
   Second quarter                                     1.16                 0.19
   Third quarter                                     (0.05)                0.20
   Fourth quarter                                    (1.97)                0.13
                                                   -------               ------

                                ZEMEX CORPORATION
                                AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES


                         FOR THE YEAR ENDED DECEMBER 31,


COLUMN A                COLUMN B     COLUMN C      COLUMN D       COLUMN E    COLUMN F
                                     ADDITIONS
                       BALANCE AT   CHARGED TO      OTHER                      BALANCE
                        BEGINNING    COSTS AND     ADDITIONS                    AT END
DESCRIPTION             OF PERIOD    EXPENSES    (DEDUCTIONS)   DEDUCTIONS    OF PERIOD
-----------            ----------   ----------   ------------   ----------   ----------
2000
RESERVES - OTHER       $  585,000    $ 119,000     $      --     $  21,000   $  683,000
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS       349,000       85,000      (104,000)      164,000      166,000
                       ----------    ---------     ---------     ---------   ----------
1999
RESERVES - OTHER       $1,006,000    $ 138,000     $      --     $ 559,000   $  585,000
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS       329,000       42,000         3,000        25,000      349,000
                       ----------    ---------     ---------     ---------   ----------
1998
RESERVES - OTHER       $1,014,000    $  64,000     $ (72,000)    $      --   $1,006,000
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS       328,000        5,000            --         4,000      329,000
                       ----------    ---------     ---------     ---------   ----------