Form 10-Q
period 2001-03-31
ZEMEX CORP
filed 2001-05-09
CIK 75644

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

                  For the quarterly period ended March 31, 2001
                          Commission file number 1-228

                                  [ZEMEX LOGO]

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

                        -----------------------------
                          YES     X       NO
                        -----------------------------


As of April 30, 2001, there were 8,591,065 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)


                                                MARCH 31, 2001    December 31, 2000
                                               ---------------    -----------------
                                                          (unaudited)
ASSETS
CURRENT ASSETS
Cash                                            $   1,403,000         $   2,175,000
Accounts receivable                                15,754,000            12,850,000
Inventories                                        14,256,000            16,844,000
Prepaid expenses and other current assets             502,000               530,000
Income tax receivable                                 273,000               120,000
Future income tax benefits                             21,000                21,000
                                                -------------         -------------
                                                   32,209,000            32,540,000
PROPERTY, PLANT AND EQUIPMENT                      57,745,000            65,846,000
OTHER ASSETS                                        6,829,000             7,153,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT)            8,040,000             8,040,000
                                                -------------         -------------
TOTAL ASSETS                                    $ 104,823,000         $ 113,579,000
                                                =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                               $  13,645,000         $  17,145,000
Accounts payable                                    3,668,000             5,618,000
Accrued liabilities                                 3,272,000             4,412,000
Current portion of long term debt                     473,000               534,000
                                                -------------         -------------
                                                   21,058,000            27,709,000
LONG TERM DEBT                                        146,000               261,000
OTHER NON-CURRENT LIABILITIES                       2,201,000               683,000
FUTURE INCOME TAX OBLIGATIONS                       1,576,000             1,656,000
                                                -------------         -------------
                                                   24,981,000            30,309,000
                                                -------------         -------------
NON-CONTROLLING INTEREST                                   --             3,367,000
                                                -------------         -------------
SHAREHOLDERS' EQUITY
Common stock                                       56,922,000            57,212,000
Retained earnings                                  26,640,000            25,958,000
Note receivable from shareholder                   (1,259,000)           (1,259,000)
Cumulative translation adjustment                  (2,461,000)           (2,008,000)
                                                -------------         -------------
                                                   79,842,000            79,903,000
                                                -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 104,823,000         $ 113,579,000
                                                =============         =============

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)

                                                              2001               2000
                                                      ------------       ------------
                                                               (unaudited)

NET SALES                                             $ 16,563,000       $ 19,669,000
                                                      ------------       ------------
COSTS AND EXPENSES
Cost of goods sold                                      11,406,000         13,825,000
Selling, general and administrative                      2,763,000          2,739,000
Depreciation, depletion and amortization                 1,619,000          1,966,000
                                                      ------------       ------------
                                                        15,788,000         18,530,000
                                                      ------------       ------------
OPERATING INCOME                                           775,000          1,139,000
                                                      ------------       ------------
Interest income                                             50,000             44,000
Interest expense                                          (269,000)        (1,110,000)
Other income (expense), net                                303,000         (3,125,000)
                                                      ------------       ------------
                                                            84,000         (4,191,000)
                                                      ------------       ------------
INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF)
  INCOME TAXES AND NON-CONTROLLING INTEREST                859,000         (3,052,000)
Provision for (recovery of) income taxes                   167,000         (1,350,000)
Non-controlling interest in subsidiary earnings             10,000             71,000
                                                      ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   682,000         (1,773,000)
INCOME FROM DISCONTINUED OPERATIONS                             --            911,000
                                                      ------------       ------------
NET INCOME (LOSS)                                     $    682,000       $   (862,000)
                                                      ============       ============
NET INCOME (LOSS) PER SHARE
     BASIC
         Continuing operations                        $       0.08       $      (0.21)
         Discontinued operations                      $         --       $       0.11
                                                      ------------       ------------
                                                      $       0.08       $      (0.10)
                                                      ------------       ------------
     DILUTED
         Continuing operations                        $       0.08       $      (0.21)
         Discontinued operations                      $         --       $       0.11
                                                      ------------       ------------
                                                      $       0.08       $      (0.10)
                                                      ------------       ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                               8,411,055          8,516,328
     DILUTED                                             8,446,199          8,516,328


Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)

                                                                              2001               2000
                                                                      ------------       ------------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                    $    682,000       $   (862,000)
 Adjustments to reconcile net income (loss)
   to net cash flows from operating activities
     Depreciation, depletion and amortization                            1,619,000          2,347,000
     Amortization of and written-off of deferred financing costs                --          1,759,000
     Decrease in future income tax obligations                             (80,000)            (6,000)
     Non-controlling interest in subsidiary earnings                        10,000             71,000
     Gain on sale of assets                                               (301,000)          (120,000)
     Increase in other assets                                              (42,000)          (321,000)
     Increase in other non-current liabilities                              17,000             33,000
     Changes in non-cash working capital items                          (1,904,000)        (1,948,000)
                                                                      ------------       ------------
Net cash provided by operating activities                                    1,000            953,000
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                           (308,000)        (2,051,000)
     Proceeds from sale of assets                                        3,632,000             78,000
     Proceeds from sale of securities                                           --          4,215,000
                                                                      ------------       ------------
Net cash provided by investing activities                                3,324,000          2,242,000
                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in bank indebtedness                       (3,500,000)        49,450,000
     Net decrease in long term debt                                       (164,000)       (50,128,000)
     Issuance of common stock                                               80,000            241,000
     Purchase of common stock                                             (370,000)                --
                                                                      ------------       ------------
Net cash used in financing activities                                   (3,954,000)          (437,000)
                                                                      ------------       ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (143,000)            (8,000)
                                                                      ------------       ------------
NET (DECREASE) INCREASE IN CASH                                           (772,000)         2,750,000

CASH AT BEGINNING OF PERIOD                                              2,175,000          1,592,000
                                                                      ------------       ------------

CASH AT END OF PERIOD                                                 $  1,403,000       $  4,342,000
                                                                      ============       ============

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 2001 and 2000 are unaudited but, in the opinion of the management, reflect all adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations and cash flows for the three-month period ended March 31, 2001 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000.


OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Fabi-Benwood, LLC (see note 1 below), Zemex Industrial Minerals, Inc. and Zemex Mica Corporation; and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc.

1. On March 27, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. ("IMI Fabi"). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001. Of the sale proceeds, $3.7 million was received in March 2001 and applied to reduce the Corporation's outstanding borrowings under its credit facilities. The balance, secured by a letter of credit, is included in accounts receivable and will be received in the third quarter of 2001.

2. On April 11, 2000, the Corporation completed the sale of its metal powders division, which included Pyron Corporation and Pyron Metal Powders, Inc., for $42.0 million to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The metal powders division has been disclosed as a discontinued operation.

3. To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000 the Corporation redeemed its outstanding Senior Secured Notes. The redemption was financed by a bridge facility structured as an amendment to the Corporation's pre-existing credit facility, bearing interest at the same rate and was secured by the same security package as the existing credit facility. The bridge facility was fully repaid by October 31, 2000. The redemption necessitated a make-whole payment to the noteholders of $1.2 million, which was recorded as other expense in the first quarter of 2000. Additionally $0.3 million was paid out in related transaction expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes was written-off.

SEGMENTED INFORMATION

The Corporation's continuing operations is composed of two principal lines of business and is organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:

                                                                         INDUSTRIAL          ALUMINUM
PERIOD ENDED MARCH 31, 2001                         CONSOLIDATED           MINERALS         RECYCLING          CORPORATE
                                                    ------------       ------------      ------------       ------------
NET SALES                                           $ 16,563,000       $ 11,748,000      $  4,815,000       $         --
OPERATING INCOME (LOSS)                                  775,000          1,747,000          (226,000)          (746,000)
INTEREST (EXPENSE) INCOME                               (269,000)            55,000            (8,000)          (316,000)
NET INCOME (LOSS)                                        682,000          2,046,000          (236,000)        (1,128,000)
                                                    ------------       ------------      ------------       ------------

                                                                         Industrial          Aluminum
Period Ended March 31, 2000                         Consolidated           Minerals         Recycling          Corporate
                                                    ------------       ------------      ------------       ------------
Net sales                                           $ 19,669,000       $ 12,895,000      $  6,774,000       $         --
Operating income (loss)                                1,139,000          1,562,000           239,000           (662,000)
Interest (expense) income                             (1,110,000)            16,000            (6,000)        (1,120,000)
(Loss) income from continuing operations              (1,773,000)         1,249,000           253,000         (3,275,000)
Income from discontinued operations                      911,000                 --                --                 --
Net (loss) income                                       (862,000)         1,249,000           253,000         (3,275,000)
                                                    ------------       ------------      ------------       ------------

                                                      INDUSTRIAL           ALUMINUM                         DISCONTINUED
MARCH 31, 2001                   CONSOLIDATED           MINERALS          RECYCLING         CORPORATE         OPERATIONS
                                 ------------       ------------       ------------      ------------       ------------
CURRENT ASSETS                   $ 32,209,000       $ 26,114,000      $  4,142,000       $  1,953,000       $         --
TOTAL ASSETS                      104,823,000         68,373,000        22,874,000         13,576,000                 --
TOTAL CURRENT LIABILITIES          21,058,000          3,673,000         2,966,000         14,419,000                 --
TOTAL SHAREHOLDERS' EQUITY         79,842,000                 --                --         79,842,000                 --
                                 ------------       ------------      ------------       ------------       ------------

                                                      Industrial           Aluminum                         Discontinued
March 31, 2000                   Consolidated           Minerals          Recycling         Corporate         Operations
                                 ------------       ------------       ------------      ------------       ------------
Current assets                   $ 49,401,000       $ 28,008,000      $  4,988,000       $  5,067,000       $ 11,338,000
Total assets                      159,031,000         82,429,000        36,831,000         15,300,000         24,471,000
Total current liabilities          66,500,000          4,902,000         3,127,000         55,530,000          2,941,000
Total shareholders' equity         88,388,000                 --                --         88,388,000                 --
                                 ------------       ------------      ------------       ------------       ------------

COMMON SHARES AND STOCK OPTIONS

Shares Outstanding
As at March 31, 2001, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,591,065 common shares issued and outstanding as of April 30, 2001.

The Corporation repurchased 65,400 common shares in the first quarter of 2001 at an average price of $5.60 per share, compared to nil in the same quarter of 2000.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,073,650 options outstanding as of April 30, 2001 of which 603,700 are exercisable as of April 30, 2001.


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

a.   Statements of Operations

     The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") requires costs of start-up activities and organization costs to be expensed as incurred. Canadian GAAP permits the deferral of such costs.

     Under U.S. GAAP, certain costs associated with the redemption of the Senior Secured Notes would be considered to be an extraordinary item and require separate disclosure. The extraordinary item, net of tax, would have been an expense of $1,801,000, or $0.21 per share, for the quarter ended March 31, 2000.


                                                                            Period Ended March 31
                                                                          -------------------------
                                                                            2001             2000
                                                                          ---------       ---------
     Net income (loss), as reported                                       $ 682,000       $(862,000)
     Add: Amortization of start-up activities and organization costs         40,000          12,000
     Tax effect related thereto                                              (6,000)         (5,000)
                                                                          ---------       ---------

     Net income (loss), under U.S. GAAP                                   $ 716,000       $(855,000)
                                                                          =========       =========
     Net income (loss) per share, under U.S. GAAP
            --   basic                                                    $    0.09       $   (0.10)
            --   diluted                                                  $    0.08       $   (0.10)
                                                                          ---------       ---------

b.   Balance Sheets

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where amounts differ from the amounts reported under Canadian GAAP.

     U.S. GAAP, SOP 98-5, requires that the costs of start-up activities and organization costs be expensed in the period incurred rather than be deferred. SOP 98-5 is effective for periods beginning after December 15, 1998. Initial implementation is reported as a cumulative effect of a change in accounting principle without retroactive application.

                                                     MARCH 31, 2001                    December 31, 2000
                                              -----------------------------     -----------------------------

                                              CANADIAN GAAP       U.S. GAAP     Canadian GAAP       U.S. GAAP
                                              -------------    ------------     -------------    ------------

     Property, plant and equipment            $ 57,745,000     $ 56,306,000     $ 65,846,000     $ 64,407,000
     Other assets                                6,829,000        6,593,000        7,153,000        6,878,000
     Future income tax benefits
       (non-current)                             8,040,000        8,225,000        8,040,000        8,230,000
     Retained earnings                          26,640,000       25,150,000       25,958,000       24,434,000
                                               -----------      -----------      -----------      -----------


c.   Statements of Comprehensive Income (Loss)

     U.S. GAAP requires a statement of comprehensive income (loss) as follows:

     Period Ended March 31                                                                 2001            2000
                                                                                      ---------       ---------
     Net income (loss), under U.S. GAAP                                               $ 716,000       $(855,000)
     Change in foreign currency translation adjustment, net of tax
           (2001, $(68,000); 2000, $(17,000))                                          (385,000)        (21,000)
                                                                                      ---------       ---------
     Comprehensive income (loss)                                                      $ 331,000       $(876,000)
                                                                                      =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 2001 and the three months ended March 31, 2000, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Sales

The Corporation's net sales from continuing operations for the three months ended March 31, 2001 were $16.6 million compared to $19.7 million for the three month period ended March 31, 2000, a decrease of $3.1 million, or 15.8%.

Net sales in the industrial minerals group for the three month period ended March 31, 2001 decreased, from the prior year's quarter, by $1.1 million, or 8.9%, to $11.8 million. The decline in the industrial minerals group's revenue was due to: (i) the suspension of operations of the Zemex Mica Corporation's plant at Bakersville, North Carolina effective December 31, 2000. This resulted in a revenue reduction of $0.7 million; and (ii) the sale of the two talc operations effective February 28, 2001. This resulted in reduced revenue, as compared to the first quarter of 2000, of $0.6 million. These reductions were in part offset by increased revenue from sales of sodium feldspar and low-iron sand from the Spruce Pine, North Carolina operation.

Net sales from the aluminum recycling group declined from $6.8 million for the first quarter of 2000 to $4.8 million for the first quarter of 2001. The decline was attributable to a 28.9% decrease in volume processed and an 11.0% decrease in the price realized on aluminum sold. The volume decline resulted from management's decision to not pursue marginal business. The price decline results from weak demand for secondary aluminum.

Cost of Goods Sold

Cost of goods sold declined by 17.5%, or $2.4 million, to $11.4 million for the first quarter of 2001. The decrease was due to the closure of the Zemex Mica plant and the calcium aluminate operation in Cleveland, and the sale of the two talc operations. Gross margin increased from 29.7% in the first quarter of 2000 to 31.1% for the first quarter of 2001.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended March 31, 2001 was $2.8 million, virtually unchanged from the same period of 2000.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the quarter ended March 31, 2001 was $1.6 million, down by $0.4 million, or 17.7%, from the same quarter in 2000. The decrease was mainly due to the write-down of patent costs and the placing of the Zemex Mica Corporation's operation on care and maintenance effective December 31, 2000.

Operating Income

For the reasons discussed above, operating income for the three month period ended March 31, 2001 was $0.8 million, a decrease of $0.4 million from the comparable period in 2000.

Interest Income

Interest income for the three months ended March 31, 2001 was $50,000, slightly increased from the same period in 2000.

Interest Expense

Interest expense for the three months ended March 31, 2001 was $0.3 million, a decrease of $0.8 million, or 75.8%, from the comparable period in 2000. Total indebtedness was $14.3 million at the end of the first quarter of 2001 compared to $55.9 million at the end of the first quarter of 2000. Total indebtedness will be further reduced when the final installment from the sale of the talc facilities is received in the third quarter of 2001.

Other Income (Expense), Net

The Corporation reported $0.3 million as other income in the first quarter of 2001, compared to other expense of $3.1 million reported for the same period in 2000. The $0.3 million was generated from the sale of talc facilities located in Natural Bridge, New York and the 60% interest in the Benwood, West Virginia facility in March 2001 (see note 1 on page 5). The $3.1 million expense in 2000 was due to the early redemption of the Senior Secured Notes on March 8, 2000 (see note 3 on page 5). The redemption was necessitated by the sale of metal powders group in April 2000.

Provision for (Recovery of) Income Taxes

The Corporation's provision for income taxes for the quarter ended March 31, 2001 was $0.2 million versus an income tax recovery of $1.4 million reported in the same quarter of 2000.

Net Income (Loss)

As a result of the factors discussed above, the Corporation recorded a net income from continuing operations for the three months ended March 31, 2001 of $0.7 million compared to net loss from continuing operations of $1.8 million for the three months ended March 31, 2000. For the quarter ended March 31, 2000, the Corporation recognized a $0.9 million net income from discontinued operations which reduced total net loss to $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

The Corporation had working capital of $11.2 million at March 31, 2001 compared to $4.8 million at December 31, 2000. The improvement in working capital was mainly due to a $3.8 million receivable recorded in conjunction with the sale of talc facilities, a $3.5 million decrease in bank indebtedness reflecting partial proceeds of the sale of the talc businesses and a reclassification of a $1.5 million site restoration cost accrual from accounts payable to other non-current liabilities.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements. Prospectively, bank indebtedness is expected to decrease throughout the year.


ITEM 3 - MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs a periodic sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Current prices and interest rates are such that management believes that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation's financial instruments is included in the financial instruments note to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10K for the year ended December 31, 2000.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE
UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Factors that could cause actual results to differ materially include, among others, fluctuations in aluminum prices, problems regarding unanticipated competition, processing, access and transportation of supplies, availability of materials and equipment, force majeure events, the failure of plant equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, environmental costs and risks, and general domestic and international economic and political conditions, as well as other factors described herein or in the Corporation's filings with the Commission. Many of these factors are beyond the Corporation's ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to the 2000 Annual Report filed on Form 10-K.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

Form 8-K filed January 26, 2001

Form 8-K filed February 26, 2001


                                    * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 8th day of May 2001.


                                ZEMEX CORPORATION
                                (Registrant)

                                By:  /s/ ALLEN J. PALMIERE
                                     -------------------------------------------
                                     Allen J. Palmiere
                                     Vice President, Chief Financial Officer
                                     and Corporate Secretary
                                     (Principal Financial and Accounting Officer
                                     and authorized signatory)