Form 10-Q
period 2001-06-30
ZEMEX CORP
filed 2001-07-27
CIK 75644

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

                  For the quarterly period ended June 30, 2001
                          Commission file number 1-228

                                [GRAPHIC OMITTED]
                                ZEMEX CORPORATION

             (Exact name of registrant as specified in its charter)

             CANADA                                      NONE
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)


                          CANADA TRUST TOWER, BCE PLACE
                           161 BAY STREET, SUITE 3750
                        TORONTO, ONTARIO, CANADA M5J 2S1
                    (Address of principal executive offices)

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


                                YES X       NO



As of July 26, 2001, there were 8,411,499 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                      (US$)



                                                                          JUNE 30, 2001            December 31, 2000
                                                                          -------------            -----------------
ASSETS                                                                      (unaudited)
CURRENT ASSETS

Cash                                                                      $     781,000              $   2,175,000
Accounts receivable                                                          15,118,000                 12,850,000
Inventories                                                                  15,170,000                 16,844,000
Prepaid expenses and other current assets                                       402,000                    530,000
Income taxes receivable                                                         751,000                    120,000
Future income tax benefits                                                       21,000                     21,000
                                                                          -------------              -------------
                                                                             32,243,000                 32,540,000
PROPERTY, PLANT AND EQUIPMENT                                                57,298,000                 65,846,000
OTHER ASSETS                                                                  6,883,000                  7,153,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT)                                      8,040,000                  8,040,000
                                                                          -------------              -------------
TOTAL ASSETS                                                              $ 104,464,000              $ 113,579,000
                                                                          =============              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                                         $  14,145,000              $  17,145,000
Accounts payable                                                              3,246,000                  5,618,000
Accrued liabilities                                                           3,266,000                  4,412,000
Current portion of long term debt                                               427,000                    534,000
                                                                          -------------              -------------
                                                                             21,084,000                 27,709,000
LONG TERM DEBT                                                                   47,000                    261,000
OTHER NON-CURRENT LIABILITIES                                                 2,226,000                    683,000
FUTURE INCOME TAX OBLIGATIONS                                                 1,641,000                  1,656,000
                                                                          -------------              -------------
                                                                             24,998,000                 30,309,000
                                                                          -------------              -------------
NON-CONTROLLING INTEREST                                                             --                  3,367,000
                                                                          -------------              -------------
SHAREHOLDERS' EQUITY
Common stock                                                                 55,645,000                 57,212,000
Retained earnings                                                            27,182,000                 25,958,000
Note receivable from shareholder                                             (1,259,000)                (1,259,000)
Cumulative translation adjustment                                            (2,102,000)                (2,008,000)
                                                                          -------------              -------------
                                                                             79,466,000                 79,903,000
                                                                          -------------              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 104,464,000              $ 113,579,000
                                                                          =============              =============

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                      (US$)

                                                                     THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                                     --------------------------         ------------------------
                                                                           2001            2000             2001             2000
                                                                    -----------     -----------      -----------      -----------
                                                                                           (unaudited)
NET SALES
                                                                    $14,493,000     $21,101,000      $31,055,000      $40,770,000
                                                                    -----------     -----------      -----------      -----------
COSTS AND EXPENSES
Cost of goods sold                                                    9,192,000      15,531,000       20,598,000       29,356,000
Selling, general and administrative                                   3,063,000       2,879,000        5,826,000        5,618,000
Depreciation, depletion and amortization                              1,484,000       1,947,000        3,103,000        3,913,000
                                                                    -----------     -----------      -----------      -----------
                                                                     13,739,000      20,357,000       29,527,000       38,887,000
                                                                    -----------     -----------      -----------      -----------
OPERATING INCOME                                                        754,000         744,000        1,528,000        1,883,000
                                                                    -----------     -----------      -----------      -----------
Interest income                                                          17,000          45,000           67,000           88,000
Interest expense                                                       (306,000)       (508,000)        (574,000)      (1,617,000)
Other income (expense), net                                             296,000         130,000          599,000       (2,995,000)
                                                                    -----------     -----------      -----------      -----------
                                                                          7,000        (333,000)          92,000       (4,524,000)
                                                                    -----------     -----------      -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF) INCOME TAXES
AND NON-CONTROLLING INTEREST                                            761,000         411,000        1,620,000       (2,641,000)
Provision for (recovery of) income taxes                                217,000         (30,000)         383,000       (1,380,000)
Non-controlling interest in subsidiary earnings                              --          20,000           10,000           91,000
                                                                    -----------     -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                544,000         421,000        1,227,000       (1,352,000)
INCOME FROM DISCONTINUED OPERATIONS                                          --       9,418,000               --       10,330,000
                                                                    -----------     -----------      -----------      -----------
NET INCOME                                                          $   544,000     $ 9,839,000      $ 1,227,000      $ 8,978,000
                                                                    ===========     ===========      ===========      ===========
NET INCOME (LOSS) PER SHARE
     BASIC
         Continuing operations                                           $ 0.07          $ 0.05           $ 0.15           $(0.16)
         Discontinued operations                                         $   --          $ 1.11           $   --           $ 1.21
                                                                    -----------     -----------      -----------      -----------
                                                                         $ 0.07          $ 1.16           $ 0.15           $ 1.05
                                                                    ===========     ===========      ===========      ===========
     DILUTED
         Continuing operations                                           $ 0.07          $ 0.05           $ 0.15           $(0.16)
         Discontinued operations                                         $   --          $ 1.09           $   --           $ 1.21
                                                                    -----------     -----------      -----------      -----------
                                                                         $ 0.07          $ 1.14           $ 0.15           $ 1.05
                                                                    ===========     ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                            8,283,234       8,498,861        8,346,791        8,507,594
     DILUTED                                                          8,356,842       8,634,318        8,402,301        8,507,594
                                                                    -----------     -----------      -----------      -----------

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                        FOR THE SIX MONTHS ENDED JUNE 30

                                      (US$)

                                                                                         2001                 2000
                                                                                   ----------           ----------
                                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                       $ 1,227,000         $  8,978,000
   Adjustments to reconcile net income to
   net cash flows from operating activities
     Depreciation, depletion and amortization                                       3,103,000            4,294,000
     Amortization of and written-off of deferred financing costs                           --            1,759,000
     Decrease in future income tax obligations                                        (15,000)             (37,000)
     Non-controlling interest in subsidiary earnings                                   10,000               91,000
     Gain on sale of assets                                                          (290,000)            (267,000)
     Gain on sale of discontinued operations                                               --          (15,191,000)
     Increase in other assets                                                        (169,000)          (2,456,000)
     Increase in other non-current liabilities                                         42,000               48,000
     Changes in non-cash working capital items                                     (2,988,000)           2,850,000
                                                                                  -----------         ------------
Net cash provided by operating activities                                             920,000               69,000
                                                                                  -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                    (1,044,000)          (3,814,000)
     Proceeds from sale of assets                                                   3,635,000              234,000
     Proceeds from sale of discontinued operations                                         --           39,353,000
     Proceeds from sale of securities                                                      --            4,215,000
                                                                                  -----------         ------------
Net cash provided by investing activities                                           2,591,000           39,988,000
                                                                                  -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in bank indebtedness                                  (3,000,000)           9,645,000
     Net decrease in long term debt                                                  (308,000)         (50,007,000)
     Issuance of common stock                                                         175,000              225,000
     Purchase of common stock and options                                          (1,745,000)            (612,000)
                                                                                  -----------         ------------
Net cash used in financing activities                                              (4,878,000)         (40,749,000)
                                                                                  -----------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (27,000)             (39,000)
                                                                                  -----------         ------------

NET DECREASE IN CASH                                                               (1,394,000)            (731,000)

CASH AT BEGINNING OF PERIOD                                                         2,175,000            1,592,000
                                                                                  -----------         ------------
CASH AT END OF PERIOD                                                             $   781,000         $    861,000
                                                                                  ===========         ============

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 is unaudited but, in the opinion of management, reflect all adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations and cash flows for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000.

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

1. On March 27, 2001, effective February 28, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. ("IMI Fabi"). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001. Of the sale proceeds, $3.7 million was received in March 2001 and applied to reduce the Corporation's outstanding borrowings under its credit facilities. The balance, secured by a letter of credit, is included in accounts receivable and will be received in the third quarter of 2001.

2. On April 11, 2000, the Corporation completed the sale of its metal powders division, which included Pyron Corporation and Pyron Metal Powders, Inc., for $42.0 million to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.2 million in the second quarter of 2000; the after-tax gain from this sale transaction was $9.4 million, or $1.11 per share. The sale proceeds were applied to the Corporation's credit facilities. In 2000, the metal powders division was disclosed as a discontinued operation.

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

SEGMENTED INFORMATION

The Corporation's continuing operations are composed of two principal lines of business and are organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:


                                                                       INDUSTRIAL        ALUMINUM
THREE MONTHS ENDED JUNE 30, 2001                    CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
                                                    ------------      -----------      ----------      -----------
NET SALES                                           $ 14,493,000      $ 9,815,000      $4,678,000      $        --
OPERATING INCOME (LOSS)                                  754,000        1,824,000        (113,000)        (957,000)
INTEREST EXPENSE                                        (306,000)         (71,000)         (2,000)        (233,000)
NET INCOME (LOSS)                                        544,000        1,657,000        (127,000)        (986,000)
                                                    ------------      -----------      ----------      -----------


                                                                       Industrial        Aluminum
Three Months Ended June 30, 2000                    Consolidated         Minerals       Recycling        Corporate
                                                    ------------      -----------      ----------      -----------
Net sales                                           $ 21,101,000      $13,917,000      $7,184,000      $        --
Operating income (loss)                                  744,000        1,438,000          35,000         (729,000)
Interest expense                                        (508,000)         (24,000)         (6,000)        (478,000)
Income (loss) from continuing operations                 421,000        1,025,000          40,000         (644,000)
Income from discontinued operations                    9,418,000               --              --        9,418,000
Net income                                             9,839,000        1,025,000          40,000        8,774,000
                                                    ------------      -----------      ----------      -----------

                                                                       INDUSTRIAL        ALUMINUM
SIX MONTHS ENDED JUNE 30, 2001                      CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
                                                    ------------      -----------      ----------      -----------
NET SALES                                           $ 31,055,000      $21,562,000      $9,493,000      $        --
OPERATING INCOME (LOSS)                                1,528,000        3,571,000        (340,000)      (1,703,000)
INTEREST EXPENSE                                        (574,000)         (15,000)        (10,000)        (549,000)
NET INCOME (LOSS)                                      1,227,000        3,703,000        (362,000)      (2,114,000)
                                                    ------------      -----------      ----------      -----------

                                                                       Industrial        Aluminum
Six Months Ended June 30, 2000                      Consolidated         Minerals       Recycling        Corporate
                                                    ------------      -----------     -----------      -----------
Net sales                                           $ 40,770,000      $26,812,000     $13,958,000      $        --
Operating income (loss)                                1,883,000        3,000,000         274,000       (1,391,000)
Interest expense                                      (1,617,000)          (8,000)        (12,000)      (1,597,000)
(Loss) income from continuing operations              (1,352,000)       2,274,000         293,000       (3,919,000)
Income from discontinued operations                   10,330,000               --              --        9,418,000
Net income                                             8,978,000        2,274,000         293,000        5,499,000
                                                    ------------      -----------     -----------      -----------

                                                                       INDUSTRIAL        ALUMINUM
JUNE 30, 2001                                       CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
                                                    ------------      -----------     -----------      -----------
CURRENT ASSETS                                      $ 32,243,000      $22,837,000     $ 3,756,000      $ 5,650,000
TOTAL ASSETS                                         104,464,000       65,136,000      22,002,000       17,326,000
TOTAL CURRENT LIABILITIES                             21,084,000        3,705,000       2,367,000       15,012,000
TOTAL SHAREHOLDERS' EQUITY                            79,466,000               --              --       79,466,000
                                                    ------------      -----------     -----------      -----------

                                                                       Industrial        Aluminum
December 31, 2000                                   Consolidated         Minerals       Recycling        Corporate
                                                    ------------     ------------     -----------      -----------
Current assets                                      $ 32,540,000     $ 26,809,000     $ 3,786,000      $ 1,945,000
Total assets                                         113,579,000       76,931,000      23,055,000       13,593,000
Total current liabilities                             27,709,000        4,761,000       4,367,000       18,581,000
Total shareholders' equity                            79,903,000               --              --       79,903,000
                                                    ------------     ------------     -----------      -----------


COMMON SHARES AND STOCK OPTIONS

Shares Outstanding

As at June 30, 2001, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,411,499 common shares issued and outstanding as of July 26, 2001.

The Corporation repurchased 195,600 common shares in the second quarter of 2001 at an average price of $7.02 per share, compared to 75,000 common shares repurchased in the same quarter of 2000 at an average price of $8.11 per share. The Corporation has repurchased 261,000 common shares at an average price of $6.67 per share for the six-month period ended June 30, 2001, compared to 75,000 common shares repurchased in the same period of 2000.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long-term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,063,650 options outstanding as of July 26, 2001 of which 726,650 are exercisable as of July 26, 2001.


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

     Under U.S. GAAP, certain costs associated with the redemption of the Senior Secured Notes would be considered to be an extraordinary item and require separate disclosure. The extraordinary item, net of tax, would have been an expense of $1,640,000, or $0.19 per share, for the six months ended June 30, 2000.

     The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.


                                                        THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                        --------------------------      ----------------------------
                                                             2001             2000             2001             2000
                                                         --------      -----------      -----------      -----------
     Net income as reported                              $544,000      $ 9,839,000      $ 1,227,000      $ 8,978,000
     Add:   Amortization of start-up activities
            and organization costs                          8,000           12,000           47,000           23,000
     Tax effect related thereto                            (2,000)          (6,000)          (8,000)         (11,000)
                                                         --------      -----------      -----------      -----------
     Net income under U.S. GAAP                          $550,000      $ 9,845,000      $ 1,266,000      $ 8,990,000
                                                         ========      ===========      ===========      ===========
     Net income per share, under U.S. GAAP
            - basic                                        $ 0.07           $ 1.16           $ 0.15           $ 1.06
            - diluted                                      $ 0.07           $ 1.14           $ 0.15           $ 1.03
                                                         --------      -----------      -----------      -----------


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

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

                                                          JUNE 30, 2001                    December 31, 2000
                                               -------------------------------      -------------------------------
                                               CANADIAN GAAP         U.S. GAAP      Canadian GAAP        U.S. GAAP
                                               -------------        ----------      -------------       -----------
     Property, plant and equipment              $ 57,298,000      $ 55,858,000       $ 65,846,000      $ 64,407,000
     Other assets                                  6,883,000         6,655,000          7,153,000         6,878,000
     Future income tax benefits
       (non-current)                               8,040,000         8,222,000          8,040,000         8,230,000
     Retained earnings                            27,182,000        25,696,000         25,958,000        24,434,000
                                                ------------       -----------       ------------       -----------

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:


                                                        THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                       ---------------------------      ----------------------------
                                                            2001              2000             2001             2000
                                                       ---------       -----------      -----------      -----------
     Net income under U.S. GAAP                        $ 550,000       $ 9,845,000      $ 1,266,000      $ 8,990,000
     Change in foreign currency translation
         adjustment, net of tax (2001, $61,000,
         $(16,000); 2000, $(90,000), $(108,000))         298,000           (93,000)         (78,000)        (113,000)
                                                       ---------       -----------      -----------      -----------
     Comprehensive income                              $ 848,000       $ 9,752,000      $ 1,188,000      $ 8,877,000
                                                       =========       ===========      ===========      ===========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 2001 and the three months ended June 30, 2000, and for the six months ended June 30, 2001 and the six months ended June 30, 2000, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales

The Corporation's net sales from continuing operations for the three months ended June 30, 2001 were $14.5 million compared to $21.1 million for the three months ended June 30, 2000, a decrease of $6.6 million, or 31.3%.

Net sales of $9.8 million in the industrial minerals group for the three-month period ended June 30, 2001 represented a decrease of $4.1 million, or 29.5%, from the same period in 2000. Sales revenue decreased by $2.4 million due to the first quarter 2001 sale of the Natural Bridge, New York and the Benwood, West Virginia talc plants. The placing on care and maintenance of the Zemex Mica Bakersville, North Carolina plant resulted in a $0.6 million reduction in sales. The balance of the decrease was due to a decline in mica sales due to the automotive slowdown and a decrease in low iron sand sales due to a slowdown in the customer's market.

Net sales for the aluminum recycling group for the three months ended June 30, 2001 were $4.7 million, a decrease of $2.5 million, or 34.9%, from the second quarter of 2000. The decrease is primarily due to the deterioration of the secondary aluminum market which began in the third quarter of 2000. The slowdown in the U.S. steel industry has also adversely impacted the demand for heat containment systems manufactured by the ETS Schaefer subsidiary of the aluminum recycling group.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2001 was $9.2 million, a decrease of $6.3 million, or 40.8%, from the comparable period in 2000. The decrease in cost of goods sold arose from several factors: the closure of the the aluminum recycling group's calcium aluminate facility; the sale of two talc facilities; the placing on care and maintenance of the Zemex Mica plant; the decision, made in late 2000, to shed marginal business in the aluminum recycling group; and the previously discussed slowdown of mica and low iron sand sales. For these reasons, the Corporation's gross margin as a percentage of sales increased to 36.6% for the three months ended June 30, 2001 from 26.4% during the second quarter of 2000.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended June 30, 2001 increased to $3.1 million, an increase of $0.2 million, or 6.4%, from the same period in 2000. The increase was due to an increase in the provision for pension expenses and professional fees.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 2001 was $1.5 million, a decrease of 23.8% over the comparable period in 2000 as a result of assets being sold or taken out of service over the last twelve months.

Operating Income

Operating income for the three-month period ended June 30, 2001 was $0.8 million, effectively unchanged from the comparable period in 2000.

Interest Income

Interest income for the three months ended June 30, 2001 was $17,000, down marginally from the same period in 2000.

Interest Expense

Interest expense for the three months ended June 30, 2001 was $0.3 million, down from $0.5 million for the comparable period in 2000. The decrease is primarily due to the sale of the two talc operations, the proceeds from which were applied to pay down the Corporation's credit facilities. Total bank indebtedness was $14.1 million as of June 30, 2001 compared to $17.1 million as of December 31, 2000.

Other Income (Expense), Net

During the second quarter of 2001, the Corporation received a settlement of a long outstanding business interruption insurance claim relating to the previously sold metal powders operation. $0.3 million was recognized as other income.

Provision for (Recovery of) Income Taxes

During the second quarter of 2001, the Corporation's provision for income taxes was $0.2 million. For the three months ended June 30, 2000, the Corporation recognized a marginal income tax benefit of $30,000 from continuing operations.

Net Income

As a result of the factors discussed above, the Corporation recorded net income from continuing operations for the three months ended June 30, 2001 of $0.5 million compared to $0.4 million for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales

The Corporation's net sales for the six months ended June 30, 2001 were $31.1 million, a decrease of $9.7 million, or 23.8%, from the same period in 2000.

Net sales in the industrial minerals group for the six-month period ended June 30, 2001 decreased by $5.2 million to $21.6 million from $26.8 million in the corresponding period of 2000. Of the $5.2 million decrease, approximately 60%, or $3.1 million, is due to the sale of the Natural Bridge, New York talc facility and Benwood, West Virginia talc joint venture in the first quarter of 2001. The placing on care and maintenance of the Zemex Mica plant effective December 31, 2000 resulted in a decline of $1.2 million in sales, while the balance is due primarily to the automotive industry slowdown resulting in decreased mica sales volume.

Sales from the Corporation's aluminum recycling group for the six months ended June 30, 2001 were $9.5 million, $4.5 million, or 32.0%, lower than in the same period of 2000. The decrease is due to two primary factors. The secondary aluminum industry became depressed in the third quarter of 2000. It was created by a decline in demand for secondary aluminum due, in part, to increased imports of low priced primary metal. The automotive slowdown has prolonged the downturn in the secondary industry. This slowdown has resulted in a reduction in the supply and an increase in price of the feedstock used by Alumitech. As well, the quality of the feedstock has declined. The aluminum recycling operations have been operating at reduced volumes, as the Corporation has decided not to process marginal material. The second factor is the slowdown in the domestic steel industry. This has resulted in a reduction in demand for the Corporation's heat containment systems.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2001 was $20.6 million, a decrease of $8.8 million, or 29.8%, from the comparable period in 2000. More importantly, as a percentage of net sales, gross margin increased to 33.7% for the six months ended June 30, 2001 from 28.0% for the same period in 2000. The improvement in gross margin in the face of a decline in sales is primarily due to certain strategic steps taken in late 2000 and early 2001. The Zemex Mica plant was placed on care and maintenance and the calcium aluminate operation was closed, both effective December 31, 2000. These two operations generated operating losses in 2000. The lower margin talc operations were sold in the first quarter of 2001. The aluminum recycling group has shed its marginal business. The increase in gross margin is the result of steps taken by management to position the Corporation for the future.

Selling, General and Administrative Expense

SG&A expense for the six-month period ended June 30, 2001 was $5.8 million and for the corresponding period ended June 30, 2000 was $5.6 million. SG&A was higher due to increased provisions for employee retirement plans and professional services.

Depreciation, Depletion and Amortization

DD&A for the six months ended June 30, 2001 was $3.1 million, a decrease of $0.8 million, or 20.7%, over the comparable period in 2000. The decrease was due to asset sales and the impact of taking the Zemex Mica and calcium aluminate plants out of service.

Operating Income

Operating income for the six-month period ended June 30, 2001 was $1.5 million, a decrease of $0.4 million, or 18.8%, from the comparable period in 2000.

Interest Income

Interest income for the six months ended June 30, 2001 was $67,000, marginally lower than for the same period in 2000.

Interest Expense

Interest expense for the six months ended June 30, 2001 was $0.6 million, $1.0 million, or 64.5%, lower than in the same period in 2000 as a result of decreased indebtedness throughout the respective periods.

Other Income (Expense), Net

The Corporation recorded other income of $0.6 million for the six months ended June 30, 2001, compared to an expense of $3.0 million for the same period in 2000. The 2001 income arose from the sale of the talc plants and insurance proceeds as previously discussed. The 2000 expense was mainly due to the recognition of $3.2 million of expense in connection with the early redemption of its Senior Secured Notes in March 2000.

Provision for (Recovery of) Income Taxes

The Corporation recorded an income tax provision of $0.4 million for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Corporation recognized an income tax benefit of $1.4 million from continuing operations.

Net Income (Loss)

As a result of the factors discussed above, the Corporation recorded a net income of $1.2 million for the six months ended June 30, 2001 compared to $1.4 million net loss from continuing operations for the same period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first two quarters of 2001, the Corporation generated cash flow from operations of $0.9 million as compared to $0.1 million for the first six months of 2000. Non-cash working capital consumed $3.0 million cash in the first six months of 2001; in the corresponding period in 2000, non-cash working capital items generated $2.8 million of cash from operations. The consumption is due to an increase in inventories and taxes receivable, and a decrease in accounts payable.

The Corporation had working capital of $11.2 million at June 30, 2001 compared to $4.8 million at December 31, 2000.

The Corporation currently has $15 million in existing credit facilities. Under the current arrangements this amount will be reduced to $10 million in October 2001. The Corporation is negotiating with its bankers to increase its credit facilities to $30 million. If successful, the increased credit will be used for acquisition opportunities as they present themselves. The increase in the credit facilities is not required to meet operational cash requirements. The Corporation's cash flow from operations is in excess of its' capital and operational requirements.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.

ITEM 3 - MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily a function of potential fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs a periodic sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Current prices and interest rates are such that management believes that no measures need be taken at this time.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's 2001 Annual and Special Meeting of Shareholders held on May 24, 2001, the following actions were taken and votes tabulated:

1.   Eight directors were elected for the ensuing year.

                       NAME                             VOTES FOR                           VOTES AGAINST
         -------------------------                      ---------                           -------------
                                                          (99%)                                  (1%)
         Paul A. Carroll                                4,996,532                               4,598
         Morton A. Cohen                                4,996,532                               4,598
         John M. Donovan                                4,996,532                               4,598
         R. Peter Gillin                                4,996,532                               4,598
         Peter Lawson-Johnston                          4,996,532                               4,598
         Richard L. Lister                              4,996,532                               4,598
         Garth A.C. MacRae                              4,996,532                               4,598
         William J. vanden Heuvel                       4,996,532                               4,598

2. The appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 2001 was ratified.

                    VOTES FOR                         VOTES AGAINST                          ABSTENTIONS
                 ---------------                      -------------                          -----------
                 4,996,194 (100%)                          n/a                                  4,627


3. The proposal to approve the amendment and combination the Corporation's 1999 Stock Option Plan and 1995 Stock Option Plan and to approve the issuance of a maximum of 1,500,000 Common Shares under the combined plan was approved.

                                                                                             ABSTENTIONS
                    VOTES FOR                         VOTES AGAINST                 (INCLUDING BROKER NON-VOTES)
               -------------------                    -------------                 ----------------------------
                2,034,780* (97.5%)                    51,960 (2.5%)                        1,482,467 (n/a)
               *Excluding Insiders                                                      (Including 1,261,106
                                                                                          Broker Non-Votes)


4. Proposal to approve an increase in the number of Common Shares reserved for issuance under the Corporation's 1999 Employee Stock Purchase Plan was approved.

                                                                                             ABSTENTIONS
                    VOTES FOR                         VOTES AGAINST                 (INCLUDING BROKER NON-VOTES)
         ---------------------------------    -------------------------------    ------------------------------------
                2,164,849* (81.7%)                   484,467 (18.3%)                       1,475,678 (n/a)
               *Excluding Insiders                                                      (Including 1,261,106
                                                                                          Broker Non-Votes)

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

Dated this 26th day of July, 2001.

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