Form 10-Q
period 2001-09-30
ZEMEX CORP
filed 2001-11-08
CIK 75644

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

                For the quarterly period ended September 30, 2001
                          Commission file number 1-228

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

                      -----------     ---------
                        YES   X          NO
                     -----------      ---------


As of November 6, 2001, there were 8,190,743 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)


                                         SEPTEMBER 30, 2001   December 31, 2000
                                         ------------------   -----------------
                                             (unaudited)
ASSETS
CURRENT ASSETS
Cash                                          $   1,100,000        $  2,175,000
Accounts receivable                              11,535,000          12,850,000
Inventories                                      15,387,000          16,844,000
Prepaid expenses and other current assets           420,000             530,000
Income taxes receivable                             767,000             120,000
Future income tax benefits                           21,000              21,000
                                              -------------        ------------
                                                 29,230,000          32,540,000
PROPERTY, PLANT AND EQUIPMENT                    56,957,000          65,846,000
OTHER ASSETS                                      6,834,000           7,153,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT)          8,040,000           8,040,000
                                              -------------        ------------
TOTAL ASSETS                                  $ 101,061,000        $113,579,000
                                              =============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                             $  11,500,000        $ 17,145,000
Accounts payable                                  3,286,000           5,618,000
Accrued liabilities                               3,790,000           4,412,000
Current portion of long term debt                   339,000             534,000
                                              -------------        ------------
                                                 18,915,000          27,709,000
LONG TERM DEBT                                      110,000             261,000
OTHER NON-CURRENT LIABILITIES                     2,258,000             683,000
FUTURE INCOME TAX OBLIGATIONS                     1,574,000           1,656,000
                                              -------------        ------------
                                                 22,857,000          30,309,000
                                              -------------        ------------
NON-CONTROLLING INTEREST                                  -           3,367,000
                                              -------------        ------------
SHAREHOLDERS' EQUITY
Common stock                                     54,660,000          57,212,000
Retained earnings                                27,272,000          25,958,000
Note receivable from shareholder                 (1,259,000)         (1,259,000)
Cumulative translation adjustment                (2,469,000)         (2,008,000)
                                              -------------        ------------
                                                 78,204,000          79,903,000
                                              -------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 101,061,000        $113,579,000
                                              =============        ============


Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (US$)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30                       SEPTEMBER 30

                                                              2001            2000             2001            2000
                                                       -----------     -----------      -----------     -----------
                                                                                (unaudited)
NET SALES                                              $14,125,000     $18,447,000      $45,181,000     $59,217,000
                                                       -----------     -----------      -----------     -----------
COSTS AND EXPENSES
Cost of goods sold                                       9,300,000      14,088,000       29,898,000      43,444,000
Selling, general and administrative                      2,940,000       2,939,000        8,766,000       8,557,000
Depreciation, depletion and amortization                 1,487,000       2,049,000        4,590,000       5,963,000
                                                       -----------     -----------      -----------     -----------
                                                        13,727,000      19,076,000       43,254,000      57,964,000
                                                       -----------     -----------      -----------     -----------
OPERATING INCOME (LOSS)                                    398,000        (629,000)       1,927,000       1,253,000
                                                       -----------     -----------      -----------     -----------

Interest income                                             10,000          30,000           77,000         118,000
Interest expense                                          (170,000)       (365,000)        (744,000)     (1,982,000)
Other income (expense), net                                  1,000         (16,000)         599,000      (3,010,000)
                                                       -----------     -----------      -----------     -----------
                                                          (159,000)       (351,000)         (68,000)     (4,874,000)
                                                       -----------     -----------      -----------     -----------
INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF)
INCOME TAXES AND NON-CONTROLLING INTEREST                  239,000        (980,000)       1,859,000      (3,621,000)
Provision for (recovery of) income taxes                   149,000        (588,000)         532,000      (1,969,000)
Non-controlling interest in subsidiary earnings                 --          14,000           10,000         105,000
                                                       -----------     -----------      -----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    90,000        (406,000)       1,317,000      (1,757,000)
INCOME FROM DISCONTINUED OPERATIONS                             --              --               --      10,330,000
                                                       -----------     -----------      -----------     -----------
NET INCOME (LOSS)                                      $    90,000     $  (406,000)     $ 1,317,000     $ 8,573,000
                                                       ===========     ===========      ===========     ===========
NET INCOME (LOSS) PER SHARE
     BASIC
         Continuing operations                         $      0.01     $     (0.05)     $      0.16     $     (0.21)
         Discontinued operations                       $        --     $        --      $        --     $      1.22
                                                       -----------     -----------      -----------     -----------
                                                       $      0.01     $     (0.05)     $      0.16     $      1.01
                                                       ===========     ===========      ===========     ===========
     DILUTED
         Continuing operations                         $      0.01     $     (0.05)     $      0.16     $     (0.21)
         Discontinued operations                       $        --     $        --      $        --     $      1.22
                                                       -----------     -----------      -----------     -----------
                                                       $      0.01     $     (0.05)     $      0.16     $      1.01
                                                       ===========     ===========      ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                               8,147,376       8,438,945        8,279,589       8,484,544
     DILUTED                                             8,277,101       8,438,945        8,362,750       8,484,544
                                                       -----------     -----------      -----------     -----------

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                      (US$)

                                                                            2001               2000
                                                                      ----------        -----------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $1,317,000        $ 8,573,000
   Adjustments to reconcile net income to
   net cash flows from operating activities
     Depreciation, depletion and amortization                          4,590,000          6,343,000
     Amortization of and write-off of deferred financing costs                --          1,759,000
     Decrease in future income tax obligations                           (82,000)           (58,000)
     Non-controlling interest in subsidiary earnings                      10,000            105,000
     Gain on sale of assets                                             (294,000)          (266,000)
     Gain on sale of discontinued operations                                  --        (15,191,000)
     Increase in other assets                                           (192,000)        (2,753,000)
     Increase in other non-current liabilities                            75,000             76,000
     Changes in non-cash working capital items                        (2,817,000)         3,015,000
                                                                      ----------        -----------
Net cash provided by operating activities                              2,607,000          1,603,000
                                                                      ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                       (2,363,000)        (4,607,000)
     Proceeds from sale of assets                                      7,364,000            234,000
     Proceeds from sale of discontinued operations                            --         39,353,000
     Proceeds from sale of securities                                         --          5,134,000
                                                                      ----------        -----------
Net cash provided by investing activities                              5,001,000         40,114,000
                                                                      ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in bank indebtedness                     (5,645,000)         9,395,000
     Net decrease in long term debt                                     (333,000)       (50,221,000)
     Issuance of common stock                                            290,000            366,000
     Purchase of common stock                                         (2,845,000)        (1,093,000)
                                                                      ----------        -----------
Net cash used in financing activities                                 (8,533,000)       (41,553,000)
                                                                      ----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (150,000)           (74,000)
                                                                      ----------        -----------
NET (DECREASE) INCREASE IN CASH                                       (1,075,000)            90,000

CASH AT BEGINNING OF PERIOD                                            2,175,000          1,592,000
                                                                      ----------        -----------
CASH AT END OF PERIOD                                                 $1,100,000        $ 1,682,000
                                                                      ==========        ===========

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 is unaudited but, in the opinion of management, reflect all adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000.


OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Industrial Minerals, Inc. and Zemex Mica Corporation (see note 1 below); and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc.

1. On March 27, 2001, effective February 28, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. ("IMI Fabi"). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001. Of the sale proceeds, $3.7 million was received in March 2001 and applied to reduce the Corporation's outstanding borrowings under its credit facilities. The balance, which originally was included in accounts receivable, was received in September 2001.

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

Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:

                                                                       INDUSTRIAL        ALUMINUM
THREE MONTHS ENDED SEPTEMBER 30, 2001               CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
                                                    ------------      -----------     -----------      -----------
NET SALES                                            $14,125,000      $10,059,000     $ 4,066,000      $        --
OPERATING INCOME (LOSS)                                  398,000        1,779,000        (461,000)        (920,000)
INTEREST (EXPENSE)                                      (170,000)          26,000          (5,000)        (191,000)
NET INCOME (LOSS)                                         90,000        1,625,000        (469,000)      (1,066,000)
                                                     -----------      -----------     -----------      -----------

                                                                       Industrial        Aluminum
Three Months Ended September 30, 2000               Consolidated         Minerals       Recycling        Corporate
                                                    ------------      -----------     -----------      -----------
Net sales                                            $18,447,000      $12,755,000     $ 5,692,000      $        --
Operating (loss) income                                 (629,000)       1,489,000      (1,067,000)      (1,051,000)
Interest expense                                        (365,000)         (27,000)         (7,000)        (331,000)
(Loss) income from continuing operations                (406,000)       1,218,000      (1,065,000)        (559,000)
Income from discontinued operations                           --               --              --               --
Net (loss) income                                       (406,000)       1,218,000      (1,065,000)        (559,000)
                                                     -----------      -----------     -----------      -----------

                                                                       INDUSTRIAL        ALUMINUM
NINE MONTHS ENDED SEPTEMBER 30, 2001                CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
                                                    ------------      -----------     -----------      -----------
NET SALES                                            $45,181,000      $31,621,000     $13,560,000      $        --
OPERATING INCOME (LOSS)                                1,927,000        5,351,000        (801,000)      (2,623,000)
INTEREST (EXPENSE)                                      (744,000)          11,000         (15,000)        (740,000)
NET INCOME (LOSS)                                      1,317,000        5,328,000        (831,000)      (3,180,000)
                                                     -----------      -----------     -----------      -----------


                                                                       Industrial        Aluminum
Nine Months Ended September 30, 2000                Consolidated         Minerals       Recycling        Corporate
                                                    ------------      -----------     -----------      -----------
Net sales                                            $59,217,000      $39,566,000     $19,651,000       $       --
Operating income (loss)                                1,253,000        4,489,000        (794,000)      (2,442,000)
Interest expense                                      (1,982,000)         (34,000)        (20,000)      (1,928,000)
(Loss) income from continuing operations              (1,757,000)       3,492,000        (772,000)      (4,477,000)
Income from discontinued operations                   10,330,000               --              --        9,418,000
Net income (loss)                                      8,573,000        3,492,000        (772,000)       4,941,000
                                                     -----------      -----------     -----------      -----------

                                                                       INDUSTRIAL        ALUMINUM
SEPTEMBER 30, 2001                                  CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
                                                    ------------      -----------     -----------      -----------
CURRENT ASSETS                                       $29,230,000      $23,362,000     $ 3,379,000      $ 2,489,000
TOTAL ASSETS                                         101,061,000       65,621,000      21,314,000       14,126,000
TOTAL CURRENT LIABILITIES                             18,915,000        4,104,000       2,251,000       12,560,000
TOTAL SHAREHOLDERS' EQUITY                            78,204,000               --              --       78,204,000
                                                     -----------      -----------     -----------      -----------


                                                                       Industrial        Aluminum
December 31, 2000                                   Consolidated         Minerals       Recycling        Corporate
                                                    ------------      -----------     -----------      -----------
Current assets                                       $32,540,000      $26,809,000     $ 3,786,000       $1,945,000
Total assets                                         113,579,000       76,931,000      23,055,000       13,593,000
Total current liabilities                             27,709,000        4,761,000       4,367,000       18,581,000
Total shareholders' equity                            79,903,000               --              --       79,903,000
                                                     -----------      -----------     -----------      -----------


COMMON SHARES AND STOCK OPTIONS

Shares Outstanding
As at September 30, 2001, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,190,743 common shares issued and outstanding as of November 6, 2001.

The Corporation repurchased 166,300 common shares in the third quarter of 2001 at an average price of $6.61 per share, compared to 63,900 common shares repurchased in the same quarter of 2000 at an average price of $7.54 per share. The Corporation has repurchased 427,300 common shares at an average price of $6.65 per share for the nine-month period ended September 30, 2001, compared to 138,900 common shares repurchased at an average price of $7.85 per share for the same period of 2000.

Stock Options Outstanding
The Corporation provides stock option incentive plans, which are intended to provide long-term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,049,150 options outstanding as of November 6, 2001 of which 717,150 are exercisable as of November 6, 2001.


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

     Under U.S. GAAP, certain costs associated with the redemption of the Senior Secured Notes would be considered to be an extraordinary item and require separate disclosure. The extraordinary item, net of tax, would have been an expense of $1,608,000, or $0.19 per share, for the nine months ended September 30, 2000.

     The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30                SEPTEMBER 30
                                                                  2001           2000           2001            2000
                                                               -------      ---------     ----------      ----------

     Net income (loss) as reported                             $90,000      $(406,000)    $1,317,000      $8,573,000
     Add:   Amortization of start-up activities
            and organization costs                               8,000         12,000         54,000          35,000
     Tax effect related thereto                                 (1,000)        (6,000)        (8,000)        (17,000)
                                                               -------      ---------     ----------      ----------
     Net income (loss) under U.S. GAAP                         $97,000      $(400,000)    $1,363,000      $8,591,000
                                                               =======      =========     ==========      ==========
     Net income (loss) per share, under U.S. GAAP
            - basic                                            $  0.01      $   (0.05)    $     0.16      $     1.01
            - diluted                                          $  0.01      $   (0.05)    $     0.16      $     0.99
                                                               -------      ---------     ----------      ----------

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

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.


                                                    SEPTEMBER 30, 2001                     December 31, 2000

                                                  CANADIAN GAAP       U.S. GAAP      Canadian GAAP       U.S. GAAP
                                                  -------------     -----------      -------------     -----------
     Property, plant and equipment                  $56,957,000     $55,517,000        $65,846,000     $64,407,000
     Other assets                                     6,834,000       6,614,000          7,153,000       6,878,000
     Future income tax benefits
       (non-current)                                  8,040,000       8,222,000          8,040,000       8,230,000
     Retained earnings                               27,272,000      25,794,000         25,958,000      24,434,000
                                                    -----------     -----------        -----------     -----------

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30                           SEPTEMBER 30
                                                            2001             2000              2001             2000
                                                       ---------        ---------        ----------       ----------
     Net income (loss) under U.S. GAAP                 $  97,000        $(400,000)       $1,363,000       $8,591,000
     Change in foreign currency translation
         adjustment, net of tax (2001, $(55,000),
         $(69,000); 2000, $(69,000), $(179,000))        (312,000)         (69,000)         (392,000)        (180,000)
                                                       ---------        ---------        ----------       ----------
     Comprehensive (loss) income                       $(215,000)       $(469,000)       $  971,000       $8,411,000
                                                       =========        =========        ==========       ==========

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 2001 and the three months ended September 30, 2000, and for the nine months ended September 30, 2001 and the nine months ended September 30, 2000, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

The Corporation's net sales from continuing operations for the three months ended September 30, 2001 were $14.1 million compared to $18.4 million for the three months ended September 30, 2000, a decrease of $4.3 million, or 23.4%.

Net sales of $10.1 million in the industrial minerals group for the three-month period ended September 30, 2001 represented a decrease of $2.7 million, or 21.1%, from the same period in 2000. Sales revenue decreased by $2.2 million due to the first quarter 2001 sale of the Natural Bridge, New York and the Benwood, West Virginia talc plants. The placing on care and maintenance of the Zemex Mica Bakersville, North Carolina plant resulted in a $0.4 million reduction in sales. The balance of the decrease was due to a decline in mica sales due to the automotive slowdown.

Net sales for the aluminum recycling group for the three months ended September 30, 2001 were $4.1 million, a decrease of $1.6 million, or 28.6%, from the third quarter of 2000. The decrease is primarily due to the deterioration of the secondary aluminum market which began in the third quarter of 2000. The slowdown in the U.S. steel industry has also adversely impacted the demand for heat containment systems manufactured by the ETS Schaefer subsidiary of the aluminum recycling group.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2001 was $9.3 million, a decrease of $4.8 million, or 34.0%, from the comparable period in 2000. The decrease in cost of goods sold arose from several factors: the closure of the aluminum recycling group's calcium aluminate facility; the sale of two talc facilities; the placing on care and maintenance of the Zemex Mica plant; the decision, made in late 2000, to shed marginal business in the aluminum recycling group; and the previously discussed slowdown of mica sales. Additionally the Corporation has been producing low iron sand feedstock for inventory which reduces costs of goods sold. For these reasons, the Corporation's gross margin as a percentage of sales improved to 34.2% for the three months ended September 30, 2001 from 23.6% during the third quarter of 2000.

Selling, General and Administrative Expense

Selling, general, and administrative expense ("SG&A") for the three months ended September 30, 2001 and September 30, 2000, both are $2.9 million. The increase in the provision for pension expenses and professional fees are offset by the decrease in expenses due to closure and/or sales of operations which occurred in the last twelve months.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 2001 was $1.5 million, a decrease of 27.4% over the comparable period in 2000 as a result of assets being sold or taken out of service over the last twelve months.

Operating Income (Loss)

Operating income for the three-month period ended September 30, 2001 was $0.4 million, compared to a loss from operations of $0.6 million reported in the same period in 2000.

Interest Income

Interest income for the three months ended September 30, 2001 was $10,000, down 67.9% or $20,000, from the same period in 2000.

Interest Expense

Interest expense for the three months ended September 30, 2001 was $0.2 million, down from $0.4 million for the comparable period in 2000. The decrease is primarily due to the sale of the two talc operations, the proceeds from which were applied to pay down the Corporation's credit facilities. Total bank indebtedness was $11.5 million as of September 30, 2001 compared to $17.1 million as of December 31, 2000.

Provision for (Recovery of) Income Taxes

During the third quarter of 2001, the Corporation's provision for income tax expense was $0.1 million. For the three months ended September 30, 2000, the Corporation recognized a marginal income tax benefit of $0.6 million from continuing operations.

Net Income (Loss)

As a result of the factors discussed above, the Corporation recorded net income from continuing operations for the three months ended September 30, 2001 of $0.1 million, compared to a net loss of $0.4 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

The Corporation's net sales for the nine months ended September 30, 2001 were $45.2 million, a decrease of $14.0 million, or 23.7%, from the same period in 2000.

Net sales in the industrial minerals group for the nine-month period ended September 30, 2001 decreased by $8.0 million to $31.6 million from $39.6 million in the corresponding period of 2000. Of the $8.0 million decrease, approximately 56.9%, or $5.3 million, is due to the sale of the Natural Bridge, New York talc facility and Benwood, West Virginia talc joint venture in the first quarter of 2001. The placing on care and maintenance of the Zemex Mica plant effective December 31, 2000 resulted in a decline of $1.6 million in sales, while the balance is due primarily to the automotive industry slowdown in the first and second quarters resulting in decreased mica sales volume.

Sales from the Corporation's aluminum recycling group for the nine months ended September 30, 2001 were $13.6 million, $6.1 million, or 31.0%, lower than in the same period of 2000. The decrease is due to two primary factors. The secondary aluminum industry became depressed in the third quarter of 2000. The decline was created by a decline in demand for secondary aluminum due, in part, to increased imports of low priced primary metal. The automotive slowdown has prolonged the downturn in the secondary industry. This slowdown has resulted in a reduction in the supply and an increase in price of the feedstock used by Alumitech. As well, the quality of the feedstock has declined. The aluminum recycling operations have been operating at reduced volumes, as the Corporation has decided not to process marginal material. The second factor is the slowdown in the domestic steel industry. This has resulted in a reduction in demand for the Corporation's heat containment systems.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2001 was $29.9 million, a decrease of $13.5 million, or 31.2%, from the comparable period in 2000. More importantly, as a percentage of net sales, gross margin increased to 33.8% for the nine months ended September 30, 2001 from 26.6% for the same period in 2000. The improvement in gross margin in the face of a decline in sales is primarily due to certain strategic steps taken in late 2000 and early 2001. The Zemex Mica plant was placed on care and maintenance and the calcium aluminate operation was closed, both effective December 31, 2000. These two operations generated operating losses in 2000. The lower margin talc operations were sold in the first quarter of 2001. The aluminum recycling group has shed its marginal business. The increase in gross margin is the result of steps taken by management to position the Corporation for the future.

Selling, General and Administrative Expense

SG&A expense for the nine-month period ended September 30, 2001 was $8.8 million and for the corresponding period ended September 30, 2000 was $8.6 million. SG&A was higher due to increased provisions for employee retirement plans and professional services.

Depreciation, Depletion and Amortization

DD&A for the nine months ended September 30, 2001 was $4.6 million, a decrease of $1.4 million, or 23.0%, over the comparable period in 2000. The decrease was due to asset sales and the impact of taking the Zemex Mica and calcium aluminate plants out of service.

Operating Income

Operating income for the nine-month period ended September 30, 2001 was $1.9 million, compared to $1.3 million for the same period in 2000.

Interest Income

Interest income for the nine months ended September 30, 2001 was $77,000, decreased by $41,000 from the same period in 2000.

Interest Expense

Interest expense for the nine months ended September 30, 2001 was $0.7 million, $1.3 million, or 62.5%, lower than in the same period in 2000 as a result of decreased indebtedness throughout the respective periods.

Other Income (Expense), Net

The Corporation recorded other income of $0.6 million for the nine months ended September 30, 2001, compared to an expense of $3.0 million for the same period in 2000. The 2001 income arose from the sale of the talc plants and insurance proceeds reflecting the settlement of a long outstanding business interruption claim related to the previously sold metal powders group. The 2000 expense was mainly due to the recognition of $3.2 million of expense in connection with the early redemption of its Senior Secured Notes in March 2000.

Provision for (Recovery of) Income Taxes

The Corporation recorded an income tax provision of $0.5 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, the Corporation recognized an income tax benefit of $2.0 million from continuing operations.

Net Income (Loss)

As a result of the factors discussed above, the Corporation recorded a net income of $1.3 million for the nine months ended September 30, 2001 compared to $1.8 million net loss from continuing operations for the same period ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first nine months of 2001, the Corporation generated cash flow from operations of $2.6 million as compared to $1.6 million for the first nine months of 2000. Non-cash working capital consumed $2.8 million cash in the first nine months of 2001; in the corresponding period in 2000, non-cash working capital items generated $3.0 million of cash from operations. The consumption is due to an increase in inventories and a decrease in accounts payable offset by an increase in accrued liabilities.

The Corporation had working capital of $10.3 million at September 30, 2001 compared to $4.8 million at December 31, 2000.

The Corporation currently has $15.0 million in existing credit facilities. Under the current arrangements this amount will be reduced to $10 million in December 2001. The Corporation is negotiating with its bankers to increase its credit facilities to $30 million. If successful, the increased credit will be used for acquisition opportunities as they present themselves. The increase in the credit facilities is not required to meet operational cash requirements. The Corporation's cash flow from operations is in excess of its capital and operational requirements.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to the 2000 Annual Report filed on Form 10-K


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None




                                    * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 7th day of November, 2001.


                            ZEMEX CORPORATION
                            (Registrant)

                            By: /s/ ALLEN J. PALMIERE
                                ----------------------------------------------
                                Allen J. Palmiere
                                Vice President, Chief Financial Officer
                                and Corporate Secretary
                                (Principal Financial and Accounting Officer
                                and authorized signatory)