Form 10-K
period 2001-12-31
ZEMEX CORP
filed 2002-04-10
CIK 75644

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                           ----------------------
                           YES   X      NO
                           ----------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock (common shares, no par value) held by non-affiliates as of April 9, 2002 (based on the closing sale price of $6.89 on the New York Stock Exchange) was $28,729,750.

As of April 9, 2002, 8,195,437 shares of the registrant's common shares, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A
with respect to the 2002 Annual Meeting of Shareholders                 Part III

                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS
                                       AND
                              CROSS-REFERENCE SHEET

                                                      PART I

                                                                                            PAGE
                                                                                            ----
Item 1.    Business.......................................................................... 1
Item 2.    Properties........................................................................ 7
Item 3.    Legal Proceedings................................................................. 8
Item 4.    Submission of Matters to a Vote of Security Holders............................... 8
Item 10.   Executive and Other Officers of the Registrant ...................................(A)

                                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......... 9
Item 6.    Selected Financial Data...........................................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................11
Item 7A.   Market Risk.......................................................................20
Item 8.    Financial Statements and Supplementary Data.......................................20
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................................20

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................................(B)
Item 11.   Executive Compensation............................................................(B)
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................(B)
Item 13.   Certain Relationships and Related Transactions....................................(B)

                                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................21

----------
(A) Included in Part I, Item 1, Page 6, pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

(B) Information responsive to these Items is set forth in the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Zemex Corporation (the "Corporation" or "Zemex"), a company incorporated under the Canada Business Corporations Act, is a producer of specialty materials and products for use in a variety of industrial applications. Zemex operates through two major divisions: industrial minerals and aluminum recycling. Its major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, and aluminum dross derivatives. As at December 31, 2001, Zemex operated nine plants throughout Canada and the United States.

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

On April 11, 2000, the Corporation completed the sale of the two subsidiaries comprising the metal powders division, Pyron Corporation and Pyron Metal Powders, Inc., to a subsidiary of Hoganas AB for gross proceeds of approximately $42.0 million in cash. As a result of the sale of the Pyron companies, the results of the metal powders division were reclassified as discontinued operations in the Corporation's consolidated statements of operations.

INDUSTRIAL MINERALS

The Corporation's industrial minerals division is comprised of The Feldspar Corporation ("TFC"), Suzorite Mica Products Inc. ("Suzorite"), Suzorite Mineral Products, Inc. ("SMP"), Zemex Industrial Minerals, Inc., Zemex Mica Corporation ("ZMC") and effective February 1, 2002, Zemex Attapulgite, LLC ("ZAL") (collectively, "Zemex Industrial Minerals" or "ZIM"). Each of these companies is either directly or indirectly a wholly-owned subsidiary of Zemex.

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

Suzorite mines phlogopite mica in an open pit mining operation in Suzor Township, Quebec, Canada, approximately 300 kilometres north of Montreal, Quebec. The ore is mined by standard open pit methods and delivered to a siding for transportation by rail to the processing plant, which is located in Boucherville, Quebec, a suburb of Montreal. Because of its distinct thermal stability advantage over competitive materials, phlogopite mica is used to impart rigidity in technological and high temperature plastic applications. Suzorite's phlogopite mica is also used as a partial or complete substitute for asbestos in fire retardation, in friction materials, oil well drilling needs, caulking and molding compounds, coatings, plasters and plastics. The principal markets served by Suzorite are the automobile, construction and oil drilling industries. These products are marketed under the trade names Suzorite Mica and Suzorex.

SMP produces barytes at Murphy, North Carolina and talc at Van Horn, Texas. The Murphy plant purchases raw materials and produces baryte products, primarily for the oil drilling and coatings industries. The production facility in Van Horn processes talc mined in proximity to the plant for the coatings, plastics and ceramics industries.

In February 1998, Industria Mineraria Fabi S.r.l. ("Fabi"), a leading European talc producer, became an investor in the Corporation's talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and provided access to its technology and to its premium talc deposit in Australia. In March 2001, the Corporation sold its remaining 60% interest in Zemex Fabi-Benwood, LLC and its talc processing plant located at Natural Bridge, New York to its former partner in the Zemex Fabi-Benwood, LLC. Fabi paid approximately $7.5 million. This transaction was recorded in the first quarter of 2001.

On February 1, 2002, the Corporation acquired, through Zemex Attapulgite, LLC, a newly incorporated Georgia limited liability company, the assets of an attapulgite clay producer from Milwhite, Inc. ZAL extracts clay from two current mining areas owned in fee and processes this material in the adjacent plant. ZAL's primary market focus is the production of joint compounds. It also serves the coatings, absorption, adhesives, fertilizer and fillers industries. The Corporation paid approximately $11.7 million to acquire the operation and funded the purchase from its existing credit facility.

In January 1998, the Corporation acquired ZMC, formerly known as Aspect Minerals, Inc., a muscovite mica producer in the Spruce Pine, North Carolina area close to TFC's feldspar plant where by-product muscovite mica is produced. A capital expenditure program to retrofit and expand these facilities was completed at the end of 1999. Due to a shortage of appropriate feedstock, this plant was placed on care and maintenance effective December 31, 2000. Goodwill associated with the original purchase was written-off and a provision was made for asset impairment in fiscal 2000.

The Corporation's industrial mineral sales were $39.9 million in 2001, compared to $51.4 million in 2000 and $50.4 million in 1999. Income generated from operating activities for this group was $7.2 million in 2001, versus $5.7 million in 2000 and $8.0 million in 1999.

Capital expenditures were $2.7 million in 2001 as compared to $2.8 million in 2000 and $7.1 million in 1999. Capital spending in 1999 included the retrofitting of the muscovite mica operation that was acquired in 1998.

ALUMINUM RECYCLING

Zemex's aluminum recycling group as at December 31, 2001 was composed of Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation and AWT Properties, Inc. (collectively, "Alumitech"), all of which are direct or indirect wholly-owned subsidiaries. Alumitech had three facilities: aluminum dross reprocessing plants in Cleveland, Ohio and Wabash, Indiana, and a heat containment fabrication plant in Macedonia, Ohio. Alumitech's administrative office relocated to Macedonia, Ohio in 2001.

Alumitech is an aluminum dross processor. Aluminum dross is the waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which generally has a high salt content, forms the primary feedstock for Alumitech's process. Dross processors recover aluminum metal and some oxides from the dross and send the residue to landfill. The primary focus of Alumitech has, for the past several years, been the development of a "closed-loop" process that would eliminate the necessity for land filling any dross materials. While the process has proven itself technically, the combination of production difficulties and weak markets for the final products has resulted in an inability to generate a profit from the operation. Accordingly, the Corporation ceased its efforts to operate the closed-loop system and wrote-off its investment in the technology and equipment during the year ended December 31, 2000.

Sales for the aluminum recycling group declined to $17.4 million in 2001 compared to $25.1 million in 2000 and $27.2 million in 1999. The depressed secondary aluminum industry generated less dross and saltcake. Accordingly, the price of the feedstock for Alumitech increased and the quality decreased. During 2001, production was cut back which resulted in lower sales volume. Revenue declined in the heat containment unit due to the poor condition of the steel and other metallurgical industries. During 2001 and 2000, the aluminum recycling group recorded an operating loss of $1.7 million and $1.3 million, accordingly, compared to income from operations of $2.8 million in 1999.

On March 27, 2002, the Corporation purchased the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.2 million and was financed by a drawdown on the Corporation's existing credit facility.

Capital expenditures for the aluminum recycling group were $0.8 million in 2001 as compared to $1.4 million in 2000 and $5.0 million in 1999.

METAL POWDERS

The metal powders division consisted of two wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. (together, "Pyron"). Pyron operated plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. On April 11, 2000, the Corporation completed the sale of its metal powders division for gross proceeds of approximately $42.0 million. The sale resulted in a pre-tax gain of $15.7 million. These subsidiaries were reflected as discontinued operations on the Corporation's statement of operations for the year ended December 31, 2000 and December 31, 1999.

Sales for the metal powders division were $10.7 million in 2000 versus $39.0 million in 1999. During the same period, income from operations for the group was $1.4 million as compared to $6.1 million in 1999. The 2000 figures contained three months activities while the 1999 numbers included a full year of operations.

The metal powders division spent $0.2 million in capital expenditures in the first three months in 2000, compared to $1.6 million spent in a full year of 1999.

RESEARCH AND DEVELOPMENT

The Corporation carries on an active program of product development and improvement. Research and development expense was $0.5 million in 2001, $0.5 million in 2000 and $1.1 million in 1999.

Financial information about continuing operations by industry segment is set forth on pages F-22 to F-24 of this report. Financial information pertaining to the metal powders division, which was disclosed as a discontinued operation, is set forth on page F-20.

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

EMPLOYEES

The approximate number of employees in the Corporation as of December 31, 2001 is set forth below:

        Industrial Minerals                             237
        Aluminum Recycling                               80
        Corporate                                         6
                                                     ------
        Total                                           323
                                                     ======

Approximately 17 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 12, 2002.

At Alumitech, approximately 21 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 2004 and one agreement expiring December 31, 2004.

Approximately 52 hourly employees at TFC's sodium feldspar plant in Spruce Pine, North Carolina are covered by a collective agreement, which expires January 31, 2003.

The Corporation considers its labour relations to be good.

EXPORT SALES

The Corporation's industrial minerals and aluminum recycling operations sell their products internationally to a wide variety of customers including those in the ceramics, glass and plastic industries. Export sales were 7.4% of the total for the year ended December 31, 2001.

RISK FACTORS

RAW MATERIALS AND OTHER REQUIREMENTS

In past years, the Corporation has not experienced any substantial difficulty in satisfying the raw materials requirements for its aluminum recycling operations, which is the segment that consumes, rather than supplies, raw materials. However, in 2001 and 2000 a decline in the secondary aluminum industry and an undisciplined market for dross and saltcake resulted in an industry wide shortage of acceptable feedstock. There can be no assurance that this situation will correct itself in the near term.

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

COMPETITION

All of the Corporation's products are sold in competitive markets, which are influenced by price, performance, customer location, service, competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and aluminum recycling. No material part of the Corporation's business is dependent upon any single customer, or upon very few customers, the loss of any one of which could have a material adverse impact on the Corporation.

Industrial mineral prices generally are not subject to the price fluctuations typical of commodity metals. Demand for industrial minerals is primarily related to conditions in the automotive, housing and construction industries. Markets for industrial mineral products are sensitive not only to service, product performance, and price, but also to competitive pressures and transportation costs. In the United States, there are three major feldspathic mineral producers, including the Corporation. The Corporation is the only North American producer of phlogopite mica and one of many talc producers.

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

FOREIGN OPERATIONS

All of the Corporation's operations are located in the United States and Canada, countries whose institutions and governmental policies are generally similar. Although there can be no assurance as to future conditions, the Corporation has experienced no political activities, social upheavals, currency restrictions or similar factors, which have had any material adverse effect to date on the results of its operations or financial condition.

MARKET DEMAND

Demand for Zemex's industrial minerals is related to the pace of the general economy and, particularly, the residential and commercial construction, and automotive industries. There can be no assurance that the markets for Zemex's products will remain strong in the face of an economic downturn.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT


                                                                                                       SERVED IN
OFFICER                          POSITION                                                   AGE       POSITION SINCE
-------                          --------                                                   ---       --------------
Peter Lawson-Johnston            Chairman of the Board of Directors                          75            1975

Richard L. Lister                President and Chief Executive Officer                       63            1993

Allen J. Palmiere                Vice President, Chief Financial Officer and Corporate       49            1993
                                 Secretary

Peter J. Goodwin                 President, Industrial Minerals                              51            1994

Terrance J. Hogan                President, Aluminum Recycling                               46            1995

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

ITEM 2. PROPERTIES

The industrial minerals group has operations and mines in Edgar, Florida; Monticello, Georgia; Attapulgus, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Murphy, North Carolina; Spruce Pine, North Carolina; and Van Horn, Texas. This group owns approximately 284,000 square feet of office and plant floor space. TFC also owns 703 acres of land which contain, at minimum, 50 years of additional ore resources for its Spruce Pine, North Carolina facility. The mineral deposits currently operated by the industrial minerals group are estimated by the Corporation to contain from 4 years to in excess of 100 years of reserves at the current rates of production.

The aluminum recycling group has operations in Cleveland, Ohio; Macedonia, Ohio; and Wabash, Indiana. The aluminum dross processing plant in Cleveland, Ohio is located on 6.1 acres of land and has buildings totaling 51,000 square feet. The Macedonia facility includes 72,210 square feet of plant of which 10,000 is designated office space and is situated on 8 acres of land. The aluminum recycling operation in Wabash, Indiana sits on approximately 25 acres of land and has 73,300 square feet of plant and office space.

All facilities relating to the Corporation's operations are maintained in good operating condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

Zemex Corporation's common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange, under the symbol ZMX. The price range in which the shares have traded on the New York Stock Exchange for the past two years is shown below:

COMMON SHARES

===================================================================================================================
2001                               Q1                   Q2                   Q3                 Q4             YEAR
-------------------------------------------------------------------------------------------------------------------
HIGH                           $ 6.65               $ 7.60               $ 7.30             $ 6.80           $ 7.60
LOW                              5.19                 6.05                 6.01               5.76             5.19
CLOSE                            6.25                 6.10                 6.27               6.45             6.45
-------------------------------------------------------------------------------------------------------------------


===================================================================================================================
2000                               Q1                   Q2                   Q3                 Q4             Year
-------------------------------------------------------------------------------------------------------------------
High                          $ 10.00               $ 8.75               $ 7.75             $ 7.63          $ 10.00
Low                              8.38                 7.13                 7.19               5.25             5.25
Close                            8.38                 7.50                 7.50               5.38             5.38
-------------------------------------------------------------------------------------------------------------------

As of April 9, 2002, there were approximately 1,416 holders of record of the Corporation's capital stock. This number includes shares held in nominee name and, thus, does not reflect the number of holders of a beneficial interest in the shares.

ITEM 6.         SELECTED FINANCIAL DATA

==============================================================================================================================
                                               2001              2000               1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net sales                              $ 57,336,000      $ 76,480,000       $ 77,530,000       $ 68,338,000       $ 63,296,000
Income before the undernoted              1,854,000           602,000          7,015,000          6,202,000          5,994,000
Provision for asset impairment                   --        24,552,000                 --                 --                 --
Other income (expense)                      615,000        (3,017,000)          (522,000)          (840,000)         1,616,000
Income (loss) before discontinued
  operations                                865,000       (19,356,000)         1,847,000          2,652,000          4,118,000
Income from discontinued operations              --        11,385,000          3,934,000          2,713,000          1,675,000
Net income (loss)                           865,000        (7,971,000)         5,781,000          5,365,000          5,793,000

FINANCIAL POSITION

Working capital                        $ 10,134,000      $  4,831,000       $ 27,613,000       $ 14,810,000       $ 18,975,000
Total assets                             97,515,000       113,579,000        160,979,000        150,744,000        118,774,000
Long term debt (non-current portion)        211,000           261,000         50,502,000         39,354,000         20,527,000

COMMON SHARES

Average common shares outstanding         8,190,194         8,466,988          8,425,561          8,286,178          8,267,630
Actual common shares issued and
  outstanding at year end                 8,178,393         8,697,822          8,873,453          8,707,796          8,463,491

PER COMMON SHARE

Basic - Continuing operations                 $0.11            $(2.29)             $0.22              $0.32              $0.50
Basic - Discontinued operations                  --             $1.35              $0.47              $0.33              $0.20
  Basic earnings (loss) per share             $0.11            $(0.94)             $0.69              $0.65              $0.70

Diluted - Continuing operations               $0.10            $(2.29)             $0.22              $0.31              $0.48
Diluted - Discontinued operations                --             $1.35              $0.46              $0.32              $0.20
  Diluted earnings (loss) per share           $0.10            $(0.94)             $0.68              $0.63              $0.68

U.S. GAAP

Income (loss) before discontinued
  operations                              $ 897,000      $(18,479,000)       $   462,000        $ 1,595,000        $ 4,112,000
Income from discontinued operations              --        11,385,000          3,934,000          2,713,000          1,675,000
Net income (loss)                           897,000        (7,094,000)         4,396,000          4,308,000          5,787,000

PER COMMON SHARE UNDER U.S. GAAP

Basic - Continuing operations                 $0.11            $(2.18)             $0.05              $0.19              $0.50
Basic - Discontinued operations                  --            $ 1.34              $0.47              $0.33              $0.20
  Basic earnings (loss) per share             $0.11            $(0.84)             $0.52              $0.52              $0.70

Diluted - Continuing operations               $0.11            $(2.18)             $0.05              $0.19              $0.48
Diluted - Discontinued operations                --            $ 1.34              $0.46              $0.32              $0.20
  Diluted earnings (loss) per share           $0.11            $(0.84)             $0.51              $0.51              $0.68

COMMON STOCK PRICES

High                                          $7.60            $10.00              $9.75             $10.44             $10.94
Low                                            5.19              5.25               5.00               6.00               6.75
Year end                                       6.45              5.38               9.13               6.25               8.75
------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2001, 2000 and 1999, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto found on pages F-1 to F-29 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS AND VALUATION OF DEFERRED TAX ASSETS

The fair value of the long-lived assets is dependant on the performance of the operations which the Corporation owns. In assessing potential impairment for these assets the Corporation will consider this factor as well as the forecasted financial performance. If the forecast is not met and the outlook does not provide for sufficient cash flow to recoup the investments, the Corporation may have to record additional impairment charges not previously recognized.

In assessing the recoverability of the Corporation's goodwill and other intangibles the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded.

Carrying value of the Corporation's net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Corporation may be required to record additional valuation allowance against its deferred tax assets resulting in additional income tax expense in the Corporation's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowance quarterly.

USE OF ESTIMATES

The preparation of financial statements in conformity with Canadian generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, inventory reserves, reclamation reserves and pension liabilities. Actual results could differ from those estimates.

The Corporation considers certain accounting policies relating to impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Industrial Minerals, Inc., Zemex Mica Corporation and, subsequent to December 31, 2001, Zemex Attapulgite, LLC and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., ETS Schaefer Corporation, AWT Properties, Inc., and subsequent to March 27, 2002, Alumitech of West Virginia, Inc.

1. On March 20, 2001, the Corporation sold its 60% interest in the Zemex Fabi-Benwood, LLC, subsidiary of the industrial minerals group, and its Natural Bridge, New York talc processing plant to Industria Minearia Fabi S.r.l. ("Fabi"), a former partner of Zemex Fabi-Benwood, for $7.5 million. A pre-tax gain of $0.3 million was recognized in the first quarter of 2001.

2. On April 11, 2000, the Corporation completed the sale of its metal powders division, which included Pyron Corporation and Pyron Metal Powders, Inc., for $42.0 million to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000; the after-tax gain from this sale transaction was $10.5 million, or $1.24 per share. The sale proceeds were applied to the Corporation's credit facilities. Because of the sale, the metal powders division was disclosed as a discontinued operation and the prior period figures were reclassified accordingly.

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

4. Zemex Mica Corporation, a muscovite mica producer, was placed on care and maintenance effective December 31, 2000 as management reassessed the process and markets. Due to a significant reduction of by-product feed availability, more mined material had to be used. The mined material was not of the quality and consistency desired resulting in the inability to produce high quality, consistent product and causing higher than acceptable costs. A write-down of goodwill of $2.2 million, a provision for asset impairment of $2.0 million and a provision for care and maintenance costs were recorded in 2000.

5. On February 1, 2002, the Corporation acquired the assets of an attapulgite clay operation from Milwhite, Inc. The Corporation paid approximately $11.7 million for the acquisition and funded it by a drawdown from its existing credit facility.

6. On March 27, 2002, the Corporation purchased through a newly formed subsidiary, Alumitech of West Virginia, Inc., the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.2 million and was financed by a drawdown on the Corporation's credit facility.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES


==================================================================================================================
                                                   2001                   2000              Change       % Change
------------------------------------------------------------------------------------------------------------------
Industrial minerals                        $ 39,942,000           $ 51,422,000        $(11,480,000)        (22.3%)
Aluminum recycling                           17,394,000             25,058,000          (7,664,000)        (30.6%)
------------------------------------------------------------------------------------------------------------------
                                           $ 57,336,000           $ 76,480,000        $(19,144,000)        (25.0%)
==================================================================================================================

The Corporation's net sales from continuing operations for 2001 were $57.4 million, a decrease of $19.1 million, or 25.0%, from 2000. Sales in the industrial minerals group and the aluminum recycling group were down by $11.5 million and $7.6 million, respectively.

The sales revenue from the industrial minerals group was $39.9 million in fiscal 2001 as compared to $51.4 million in fiscal 2000. The disposal of the Natural Bridge, New York facility and the 60% interest in Zemex Fabi-Benwood, LLC in the first quarter of 2001, the closure of the muscovite mica facility effective December 31, 2000 and the lower sales revenue generated from the mica operations were the primary factors that caused the decline in sales revenue in 2001.

Net sales of the aluminum recycling group decreased 30.6%, or $7.6 million, to $17.4 million in 2001. The decrease was due to the closure of the calcium aluminate plant effective December 31, 2000, the ongoing depressed metal prices and lower process volumes.

COST OF GOODS SOLD

Compared to 2000, cost of goods sold declined by 32.0%, or $17.8 million, to $37.9 million in 2001. Of the $17.8 million decrease, the industrial minerals group and the aluminum recycling group accounted for $11.0 million and $6.8 million, respectively. As a result, the corresponding gross margins improved from 27.2% in 2000 to 33.9% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for 2001 were $11.8 million, a $0.6 million decrease from 2000. The decrease was mainly due to closure of facilities in 2000 and sales of operations owned during fiscal 2001, offset by a $0.2 million increase in pension expense and a $0.4 million increase in professional fees due to costs of litigation. As a percentage of sales, SG&A expense increased from 16.2% in 2000 to 20.6% in 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization decreased by $2.0 million, or 26.1%, from $7.8 million in 2000 to $5.8 million in 2001. The decrease was due to the closure and sales of facilities that occurred in the past twelve months.

INCOME BEFORE THE UNDERNOTED

For the reasons discussed above, income before the undernoted improved to $1.9 million for fiscal 2001 from $0.6 million in fiscal 2000. The closure of the muscovite mica plant and the calcium aluminate operations at the end of fiscal 2000 has had a positive impact on the 2001 operating income.

PROVISION FOR ASSET IMPAIRMENT

The Corporation recorded a $24.6 million provision for asset impairment in fiscal 2000. The closure of the muscovite mica operation and non-metallic product facility accounted for $5.2 million and $17.6 million, accordingly, in the industrial minerals and aluminum recycling groups. The costs associated with the unsuccessful attempt to purchase certain assets of Hecla Mining Company accounted for another $1.5 million in 2000.

INTEREST INCOME

Interest income for the year ended December 31, 2001 was $0.1 million, compared to $0.2 million for the corresponding period in 2000.

INTEREST EXPENSE

Interest expense for the fiscal year ended December 31, 2001 was $0.9 million, $1.5 million, or 61.9%, lower than the same period in 2000. The decrease was due to lower levels of debt and lower interest rates. Total indebtedness was $11.5 million as of December 31, 2001 as compared to $17.9 million as of December 31, 2000. Subsequent to December 31, 2001, the Corporation acquired certain assets for $14.9 million which amount was funded from existing credit facilities. Interest expense will increase prospectively.

OTHER (INCOME) EXPENSE

In 2001, the Corporation recognized other income of $0.6 million versus $3.0 million of other expense recorded in 2000. Of the $0.6 million of other income, the gain on the disposition of the Natural Bridge, New York facility and its 60% interest in Zemex Fabi-Benwood, LLC in the first quarter of 2001 contributed $0.3 million. The settlement of a long outstanding business interruption insurance claim relating to the previously sold metal powders group contributed another $0.3 million. The $3.0 million of other expense recorded in 2000 was mainly due to the redemption of Senior Secured Notes necessitated by the sale of the metal powders group.

PROVISION FOR (RECOVERY OF) INCOME TAXES

The Corporation recorded an income tax expense of $0.8 million in fiscal 2001, compared to an income tax benefit of $10.0 million recognized in fiscal 2000.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE BEFORE DISCONTINUED OPERATIONS

As a result of the factors discussed above, the Corporation recorded net income from continuing operations for the year ended December 31, 2001 of $0.9 million, compared to a net loss of $19.4 million in 2000.

====================================================================================================================
                                                                                         2001                  2000
--------------------------------------------------------------------------------------------------------------------
Net income (loss) before discontinued operations                                    $ 865,000         $ (19,356,000)
Earnings (loss) per share  - basic                                                     $ 0.11               $ (2.29)
                           - diluted                                                   $ 0.10               $ (2.29)
====================================================================================================================

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES

====================================================================================================================
                                                   2000                   1999              Change         % Change
--------------------------------------------------------------------------------------------------------------------
Industrial minerals                        $ 51,422,000           $ 50,373,000         $ 1,049,000              2.1%
Aluminum recycling                           25,058,000             27,157,000          (2,099,000)            (7.7%)
--------------------------------------------------------------------------------------------------------------------
                                           $ 76,480,000           $ 77,530,000         $(1,050,000)            (1.4%)
====================================================================================================================

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

COST OF GOODS SOLD

Compared to 1999, costs of goods sold increased by 9.7%, or $4.9 million, to $55.7 million in 2000. Of the $4.9 million increase, the industrial minerals group and the aluminum recycling group accounted for $3.1 million and $1.8 million, respectively. The increase in the industrial minerals group was mainly due to the change in the mining program between years. Industrial minerals group recognized a $2.6 million benefit in fiscal 1999 when the feedstock for low iron sand was produced and inventoried. In 2000, due to the operation of a different quarry no such material was produced which had the effect of increasing the cost of the other products produced. During 2000, the Corporation's muscovite mica operation in Bakersville, North Carolina generated an operating loss of $1.5 million. This facility was placed on care and maintenance in fiscal 2000.

Cost of goods sold in the aluminum recycling group increased notwithstanding a decrease in the sales level. The decrease in the volume of dross and saltcake produced by the secondary aluminum industry resulted in higher prices for feedstock and lower amounts of contained metal. Additionally, the calcium aluminate operation generated losses of $1.5 million in 2000. This operation was closed and the related assets written down to salvage value in fiscal year ended December 31, 2000.

Reflecting the reasons noted above, the corresponding gross margins were down from 34.5% in 1999 to 27.2% in 2000.

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

PROVISION FOR ASSET IMPAIRMENT

For several years the aluminum recycling group had focused on developing and implementing a "closed-loop" process for reprocessing aluminum dross and saltcake. While the ability to produce commercial quantities of various products was achieved, the combination of production difficulties, a depressed steel industry and lower prices for competitive products resulted in an inability to operate the closed-loop process economically. In 2000, this operation generated a loss of $1.5 million. In 1999, most of the operating losses were deferred as start-up costs for the Canadian GAAP purposes. In late 2000 management decided to permanently close the non-metallic product ("NMP") facility and accordingly recognized a write-down of approximately $17.6 million representing the related patent costs, plant and equipment and an accrual for site restoration expenses.

Zemex Mica Corporation's ("ZMC") muscovite mica processing facility located in Bakersville, North Carolina was placed on care and maintenance effective December 31, 2000 as management reassessed the process and markets. Due to a significant reduction of by-product feed availability, more mined material had to be used. The mined material was not of the quality and consistency desired resulting in the inability to produce high quality, consistent product and causing higher than acceptable costs. This business generated a loss of $1.5 million and $2.1 million, respectively, in 2000 and 1999. A write-down of goodwill of $2.2 million, a provision for asset impairment of $2.0 million and a provision for care and maintenance costs were recorded in 2000.

During 2000, the Corporation attempted to purchase certain assets of Hecla Mining Company ("Hecla") known as K-T Clay. Due to the inability of Hecla to satisfy conditions precedent to closing the agreement was terminated. Approximately $1.5 million in expenses for banking, legal and due diligence were written-off.

INTEREST INCOME

Interest income for the year ended December 31, 2000 was $0.2 million, virtually unchanged from the corresponding period in 1999.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2000 was $2.4 million, $1.9 million, or 44.8%, lower than the same period in 1999. The decrease was primarily due to the sale of the metal powders division in April 2000, the proceeds from which were applied to pay down the Corporation's credit facilities. Total indebtedness was $17.9 million as of December 31, 2000, compared to $56.6 million as of December 31, 1999.

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

DISCONTINUED OPERATIONS

Income from discontinued operations was $11.4 million in 2000 compared to $3.9 million in 1999. In fiscal 2000, the Corporation recorded a $10.5 million after-tax gain from the sale of the metal powders division. The discontinued operation generated after-tax income of $0.9 million from operations prior to the sale and from a curtailment gain arising from the pension plan. The 1999 figures included a full year of operations.

NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE BEFORE DISCONTINUED OPERATIONS

As a result of the factors discussed above, the Corporation recorded a net loss from continuing operations for the year ended December 31, 2000 of $19.4 million, compared to net income of $1.8 million in 1999.

===================================================================================================================
                                                                                         2000                  1999
-------------------------------------------------------------------------------------------------------------------
Net (loss) income before discontinued operations                                $ (19,356,000)          $ 1,847,000
(Loss) earnings per share     - basic                                                 $ (2.29)               $ 0.22
                              - diluted                                               $ (2.29)               $ 0.22
===================================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has historically funded its extraction and processing activities through cash flow from operations, bank debt and sales of capital stock and warrants. During the most recent three-year period ended December 31, 2001, the Corporation funded all capital expenditures, acquisitions and debt reduction from a combination of additional debt, cash flow from operations and sale of operations. Should it be necessary, the Corporation has sufficient borrowing ability to fund capital expenditures and acquisitions going forward.

On February 1, 2002, the Corporation purchased certain assets from Milwhite, Inc. for approximately $11.7 million. The purchase was funded by a drawdown on the Corporation's credit facility.

On March 27, 2002, the Corporation purchased the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.2 million and was financed by a drawdown on the Corporation's credit facility.

CASH FLOW FROM OPERATIONS

The Corporation had $10.1 million of working capital at December 31, 2001, compared to $4.8 million at December 31, 2000. The increase in working capital was primarily due to the decrease of bank indebtedness of $6.2 million and accounts payable of $2.3 million, offset by a decrease of $2.5 million in accounts receivable. The total debt obligations decreased from $17.9 million as at December 31, 2000 to $11.5 million as at December 31, 2001.

During 2001, the Corporation generated cash flow from operations of $4.6 million as compared to $0.3 million cash that was used in 2000. The non-cash working capital used $2.2 million in 2001 versus $1.1 million of cash generated from non-cash working capital in 2000.

FINANCING AGREEMENTS

The Corporation increased its 364-day, $20.0 million revolving credit facility to $30.0 million in 2001. The obligations are secured by a pledge of subsidiary shares and a floating charge on the assets of the subsidiaries. Advances under the revolving credit facility as at December 31, 2001 and 2000 were $11.0 million and $17.1 million, respectively. The revolving credit facility bears interest at LIBOR plus 1.25% to LIBOR plus 1.50% in the case of LIBOR loans or at base rate plus 0.25% to 0.50% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios. The term of the revolver was extended to July 31, 2002.

In May 1999, the Corporation completed a private placement of two series of notes: $35.0 million in 7.54% Senior Secured Notes, Series A, due May 15, 2009 and $15.0 million in 7.76% Senior Secured Notes, Series B, due May 15, 2014. The proceeds of the Senior Secured Notes were used to retire the Corporation's old credit facilities.

In March 2000, in connection with the sale of the metal powders group, the Corporation redeemed the Senior Secured Notes by drawing down on a $50.0 million bridge facility (the "Bridge Facility"). The Bridge Facility bore interest at the same rate as the Credit Facility and was secured by the same security package. The Bridge Facility was fully repaid by October 31, 2000. The make-whole fee associated with the redemption of the Senior Secured Notes amounted to $1.2 million that was recorded in the first quarter of 2000. The Corporation paid out an additional amount of $0.3 million in related expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes that were written-off as other expense in the same period of 2000.

CAPITAL EXPENDITURES

The Corporation's primary capital investment activities involve the acquisition and development of industrial mineral and metal processing properties and facilities, and capital investments to expand its facilities, increase operating efficiencies, and meet environmental, health and safety standards at its existing operations. During 2001, capital expenditures for continuing operations were $3.6 million compared to $4.4 million and $13.8 million for continuing and discontinued operations for the years ended December 31, 2000 and 1999, respectively. The capital expenditures were funded by cash flow from operations and indebtedness.

In aggregate, 2002 capital expenditures for continuing operations are anticipated to be approximately $6.7 million for the existing operations. The Corporation plans on funding these expenditures from cash flows from operations.

Although the Corporation's capital budgets provide for certain reclamation and environmental compliance activities, management does not believe that the cost of the Corporation's environmental compliance will have a material adverse effect on the Corporation's results of operations or financial condition in 2002.

During 2001, the Corporation purchased, pursuant to the stock repurchase program, 589,000 common shares for an aggregate cost of $3.8 million, compared to 242,000 common shares for $1.9 million in 2000 and 10,000 common shares for $0.1 million in 1999.

EMPLOYEE COMPENSATION ARRANGEMENTS

The Corporation has agreed to enter into discussions with certain senior executives to provide comprehensive employment agreements which will address, but not be limited to compensation, incentive compensation, benefits, postretirement benefits, protection in the case of a change of control, and where applicable, succession planning. These agreements, when finalized, will replace all existing employment related agreements and arrangements. The intent is to provide equitable employment contracts that provide the Corporation with the long-term commitment of the executives and the executives with comprehensive and competitive employment arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages F-1 through F-29 of this Annual Report on Form 10-K. The Supplementary Schedule required by this Item is set forth on page S-2 of this Annual Report on Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the directors of the Corporation required by this item is located in the Corporation's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year*. Information about the Executive Officers of the Corporation required by this item appears in Part I,
Item 1, page 6, of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the Corporation's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required by this item appears in the Corporation's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Corporation's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)1. Financial statements and independent auditors' report filed as part of this report:

(a) Consolidated Balance Sheets at December 31, 2001 and 2000, which information is found on page F-4 of this report;

(b) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2001, which information is found on page F-5 of this report;

(c)    Consolidated Statements of Operations for the three years ended
       December 31, 2001, which information is found on page F-3 of this report;

----------
* References in this Annual Report on Form 10-K to material contained in the Corporation's proxy statement for the 2002 annual meeting to be filed within 120 days after the fiscal year incorporate such material into this report by reference.

(d)    Consolidated Statements of Cash Flows for the three years ended
       December 31, 2001, which information is found on page F-6 of this report; and

(e) Notes to the Consolidated Financial Statements, which information is found on pages F-7 to F-29 of this report.

2. Financial statement schedules and independent auditors' report filed as part of this report:

       SCHEDULE NUMBER       DESCRIPTION
       ---------------       -----------

       Schedule II           Valuation and Qualifying Accounts and
                             Reserves (page S-2)

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

(4)(a) Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America National Trust and Savings Association et al. (Incorporated by reference from Exhibit (4)(q) of the Corporation's Registration Statement on Form 10-Q filed August 9, 1999)

(4)(b) Amendment No. 1 dated September 24, 1999 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America, N.A. et al.

(4)(c) Amendment No. 2 dated March 7, 2000 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America, N.A. et al. (Incorporated by reference from Exhibit (4)(s) of the Corporation's Annual Report on Form 10-K filed April 14, 2000)

(4)(d) Amendment No. 3 dated May 18, 2001 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America, N.A. et al. (4 pages)

(4)(e) Amendment No. 4 dated December 10, 2001 to the Credit Agreement dated as of May 21, 1999 among Zemex Corporation and Zemex U.S. Corporation, Bank of America Canada, Bank of America, N.A., HSBC Bank US et al. (7 pages)

(4)(f) Zemex U.S. Corporation, Note Purchase Agreement Dated as of May 21, 1999 (Incorporated by reference from Exhibit (4)(r) of the Corporation's Form 10-Q filed on August 9, 1999)

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

(10)(d) Suzorite Mica Product Inc.'s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation's Annual Report on Form 10-K filed March 31, 1994)

(10)(e)  1999 Stock Option Plan, as amended (Incorporated by reference from
         Exhibit 99.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-70406, filed on September 28, 2001)

(10)(f) 1999 Employee Stock Purchase Plan, as amended (Incorporated by reference from Exhibit 99.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-70406, filed on September 28, 2001)

(10)(g) Stock Purchase Agreement by and between North American Hoganas Holdings, Inc. and Zemex U.S. Corporation, Pyron Corporation and Pyron Metal Powders, Inc. dated as of March 6, 2000 (Incorporated by reference from the Corporation's Current Report on Form 8-K dated March 8, 2000 and filed on March 9, 2000)

(10)(h)* Agreement between Zemex Corporation and Richard L. Lister dated as of the 1st day of October 1999 (Incorporated by reference from Exhibit
         (10)(l) of the Corporation's Annual Report on Form 10-K filed April 14,
         2000)

(10)(i)* Agreement between Zemex Corporation and Allen J. Palmiere dated as of the 1st day of October 1999 (Incorporated by reference from Exhibit
         (10)(m) of the Corporation's Annual Report on Form 10-K filed April 14,
         2000)

(10)(j)* Agreement between Zemex Corporation and Peter J. Goodwin dated as of the 1st day of October 1999 (Incorporated by reference from Exhibit
         (10)(o) of the Corporation's Annual Report on Form 10-K filed April 14,
         2000)

(10)(k)* Agreement between Zemex Corporation and Terrance J. Hogan dated as of the 1st day of October 1999 (Incorporated by reference from Exhibit
         (10)(p) of the Corporation's Annual Report on Form 10-K filed April 14,
         2000)

(21)     Subsidiaries of the Registrant

(23)     Consent of Deloitte & Touche LLP

* Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

There were no reports Form 8-K filed in the fourth quarter of 2001. The Corporation filed a Current Report on Form 8-K on February 12, 2002 with respect to the acquisition of the attapulgite clay assets of Milwhite Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZEMEX CORPORATION

                                   By: /s/ RICHARD L. LISTER
                                       -------------------------------------
Dated:  April 10, 2002                 Richard L. Lister
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----
/s/ PETER LAWSON-JOHNSTON                            Chairman of the Board              April 10, 2002
---------------------------------------              and Director
Peter Lawson-Johnston

/s/ RICHARD L. LISTER                                President and Chief Executive      April 10, 2002
---------------------------------------              Officer and Director
Richard L. Lister                                    (Principal Executive Officer)

/s/ PAUL A. CARROLL                                  Director                           April 10, 2002
---------------------------------------
Paul A. Carroll

/s/ MORTON A. COHEN                                  Director                           April 10, 2002
---------------------------------------
Morton A. Cohen

/s/ JOHN M. DONOVAN                                  Director                           April 10, 2002
---------------------------------------
John M. Donovan

/s/ R. PETER GILLIN                                  Director                           April 10, 2002
---------------------------------------
R. Peter Gillin

SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----
/s/ GARTH A.C. MACRAE                                Director                           April 10, 2002
-----------------------------------------
Garth A.C. MacRae

/s/ WILLIAM J. VANDEN HEUVEL                         Director                           April 10, 2002
-----------------------------------------
William J. vanden Heuvel

/s/ ALLEN J. PALMIERE                                Vice President, Chief Financial    April 10, 2002
-----------------------------------------            Officer and Corporate Secretary
Allen J. Palmiere                                    (Principal Financial and
                                                     Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Zemex Corporation

We have audited the consolidated financial statements of Zemex Corporation as at December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 4, 2002, except as to note 19 which is as of March 27, 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Zemex Corporation listed in
Item 14. This financial statement schedule is the responsibility of Zemex Corporation management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada
February 4, 2002 except as to Note 19, which is as of March 27, 2002

                                ZEMEX CORPORATION
                                AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                         FOR THE YEAR ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------
COLUMN A                         COLUMN B           COLUMN C           COLUMN D          COLUMN E        COLUMN F
------------------------------------------------------------------------------------------------------------------
                                                   ADDITIONS
                                BALANCE AT         CHARGED TO      OTHER ADDITIONS                        BALANCE
                                BEGINNING          COSTS AND         (DEDUCTIONS)                         AT END
DESCRIPTION                     OF PERIOD           EXPENSES                            DEDUCTIONS       OF PERIOD
------------------------------------------------------------------------------------------------------------------
2001
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS              $ 166,000          $ 237,000          $  (1,000)        $ 207,000       $ 195,000
------------------------------------------------------------------------------------------------------------------
2000
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS              $ 349,000          $  85,000          $(104,000)        $ 164,000       $ 166,000
------------------------------------------------------------------------------------------------------------------
1999
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS              $ 329,000          $  42,000          $   3,000         $  25,000       $ 349,000
------------------------------------------------------------------------------------------------------------------

AUDITORS' REPORT

To the Shareholders of Zemex Corporation

We have audited the consolidated balance sheets of Zemex Corporation as at December 31, 2001 and 2000 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for each of the years in the two year period ended December 31, 2001, we conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Ontario

February 4, 2002 except as to Note 19, which is as of March 27, 2002


COMMENTS BY AUDITOR ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCE

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Corporation's financial statements, such as the change for calculation of earnings per share described in note 1(j) to the financial statements. Our report to the shareholders, dated February 4, 2002 except as to
Note 19, which is as of March 27, 2002, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP
Chartered Accountants

Toronto, Ontario
February 4, 2002 except as to Note 19, which is as of March 27, 2002

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


AUDIT COMMITTEE REPORT

The audit committee of the board of directors is currently composed of three independent directors, John M. Donovan, Garth A.C. MacRae and William J. vanden Heuvel. The audit committee held four meetings during 2001.

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

/s/ John M. Donovan
John M. Donovan
Chairman, Audit Committee

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts are in U.S. dollars)

=================================================================================================
Years ended December 31                                     2001            2000            1999
-------------------------------------------------------------------------------------------------
NET SALES                                           $ 57,336,000    $ 76,480,000    $ 77,530,000
-------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold                                    37,883,000      55,683,000      50,776,000
Selling, general and administrative                   11,833,000      12,394,000      12,337,000
Depreciation, depletion and amortization               5,766,000       7,801,000       7,402,000
-------------------------------------------------------------------------------------------------
                                                      55,482,000      75,878,000      70,515,000
-------------------------------------------------------------------------------------------------
INCOME BEFORE THE UNDERNOTED                           1,854,000         602,000       7,015,000
Provision for asset impairment (note 6)                       --     (24,552,000)             --
Interest income                                          119,000         155,000         151,000
Interest expense                                        (910,000)     (2,386,000)     (4,325,000)
Other, net                                               615,000      (3,017,000)       (522,000)
-------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF)
     INCOME TAXES AND NON-CONTROLLING INTEREST         1,678,000     (29,198,000)      2,319,000
Provision for (recovery of) income taxes (note 7)        803,000      (9,961,000)        577,000
Non-controlling interest in earnings (loss)
     of subsidiary                                        10,000         119,000        (105,000)
-------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS             865,000     (19,356,000)      1,847,000
INCOME FROM DISCONTINUED OPERATIONS (note 11)                 --      11,385,000       3,934,000
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $    865,000    $ (7,971,000)   $  5,781,000
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE
     BASIC
          Continuing operations                           $ 0.11         $ (2.29)         $ 0.22
          Discontinued operations                             --         $  1.35          $ 0.47
-------------------------------------------------------------------------------------------------
                                                          $ 0.11         $ (0.94)         $ 0.69
-------------------------------------------------------------------------------------------------
     DILUTED
          Continuing operations                           $ 0.10         $ (2.29)         $ 0.22
          Discontinued operations                             --         $  1.35          $ 0.46
-------------------------------------------------------------------------------------------------
                                                          $ 0.10         $ (0.94)         $ 0.68
-------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
          Basic                                        8,190,194       8,466,988       8,425,561
          Diluted                                      8,295,480       8,660,504       8,558,399
-------------------------------------------------------------------------------------------------

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(All amounts are in U.S. dollars)

====================================================================================================
December 31                                                                    2001            2000
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                   $    532,000    $  2,175,000
Accounts receivable
   (less allowance for doubtful accounts of $195,000 at
   December 31, 2001 and $166,000 at December 31, 2000) (note 15)         8,639,000      12,850,000
Inventories (note 3)                                                     16,417,000      16,844,000
Prepaid expenses and other current assets                                   380,000         530,000
Income taxes receivable                                                     601,000         120,000
Future income tax benefits (note 7)                                         384,000          21,000
----------------------------------------------------------------------------------------------------
                                                                         26,953,000      32,540,000

PROPERTY, PLANT AND EQUIPMENT (notes 4 and 9)                            56,962,000      65,846,000
OTHER ASSETS (notes 5 and 17)                                             6,206,000       7,153,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT) (note 7)                         7,394,000       8,040,000
----------------------------------------------------------------------------------------------------
                                                                       $ 97,515,000    $113,579,000
====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness (note 9)                                             $ 11,000,000    $ 17,145,000
Accounts payable                                                          2,957,000       5,618,000
Accrued liabilities                                                       2,578,000       4,412,000
Current portion of long term debt (note 9)                                  284,000         534,000
----------------------------------------------------------------------------------------------------
                                                                         16,819,000      27,709,000
LONG TERM DEBT (note 9)                                                     211,000         261,000
OTHER NON-CURRENT LIABILITIES                                             2,281,000         683,000
FUTURE INCOME TAX OBLIGATIONS (note 7)                                    1,399,000       1,656,000
----------------------------------------------------------------------------------------------------
                                                                         20,710,000      30,309,000
----------------------------------------------------------------------------------------------------
NON-CONTROLLING INTEREST (note 2)                                                --       3,367,000
----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (note 10)                                                   53,786,000      57,212,000
Retained earnings                                                        26,820,000      25,958,000
Note receivable from shareholder (note 10)                               (1,259,000)     (1,259,000)
Cumulative translation adjustment                                        (2,542,000)     (2,008,000)
----------------------------------------------------------------------------------------------------
                                                                         76,805,000      79,903,000
----------------------------------------------------------------------------------------------------
                                                                       $ 97,515,000    $113,579,000
====================================================================================================

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

Approved by the Board of Directors   /s/ John M. Donovan   /s/ Garth A.C. MacRae
                                     -------------------   ---------------------
                                             Director               Director

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(All amounts are in U.S. dollars)

====================================================================================================================================
                                                                                      Note
                                                                                Receivable    Cumulative
                                        Common        Paid-In     Retained            From   Translation    Treasury
                                         Stock        Capital     Earnings     Shareholder    Adjustment       Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998      $  8,708,000   $ 48,876,000 $ 28,233,000   $ (1,749,000) $ (2,170,000)   $      --   $ 81,898,000
Reclassification of paid-in
  capital to stated capital on
  reincorporation(a)                48,876,000    (48,876,000)          --             --            --           --             --
Stock issued under ESPP, net(b)(c)     972,000             --           --             --            --           --        972,000
Stock purchased for treasury(c)             --             --           --             --            --      (73,000)       (73,000)
Stock options exercised                 77,000             --           --             --            --           --         77,000
Stock options repurchased                   --             --      (94,000)            --            --           --        (94,000)
Cancellation of treasury stock         (73,000)            --           --             --            --       73,000             --
Net income for the year                     --             --    5,781,000             --            --           --      5,781,000
Translation adjustment                      --             --           --             --       486,000           --        486,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999        58,560,000             --   33,920,000     (1,749,000)   (1,684,000)          --     89,047,000
Stock issued under ESPP, net(b)(c)     514,000             --           --             --            --           --        514,000
Stock purchased for treasury(c)             --             --           --             --            --   (1,862,000)    (1,862,000)
Stock options repurchased                   --             --        9,000             --            --           --          9,000
Cancellation of treasury stock      (1,862,000)            --           --             --            --    1,862,000             --
Net (loss) for the year                     --             --   (7,971,000)            --            --           --     (7,971,000)
Translation adjustment                      --             --           --             --      (324,000)          --       (324,000)
Repayment made by shareholder               --             --           --        490,000            --           --        490,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        57,212,000             --   25,958,000     (1,259,000)   (2,008,000)          --     79,903,000
Stock issued under ESPP, net(b)(c)     419,000             --           --             --            --           --        419,000
Stock purchased for treasury(c)             --             --           --             --            --   (3,845,000)    (3,845,000)
Stock options repurchased                   --             --       (3,000)            --            --           --         (3,000)
Cancellation of treasury stock      (3,845,000)            --           --             --            --    3,845,000             --
Net income for the year                     --             --      865,000             --            --           --        865,000
Translation adjustment                      --             --           --             --      (534,000)           --      (534,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001      $ 53,786,000   $         -- $ 26,820,000   $ (1,259,000) $ (2,542,000)   $      --   $ 76,805,000
====================================================================================================================================


Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements
     (a)  See basis of preparation
     (b)  Employee stock purchase plan ("ESPP")
     (c)  See note 10

CONSOLIDATED STATEMENTS OF CASH FLOWS (note 11)
(All amounts are in U.S. dollars)

====================================================================================================================
Years ended December 31                                                        2001            2000            1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $    865,000    $ (7,971,000)   $  5,781,000
Adjustments to reconcile net income (loss) to net cash flows from operating activities
      Depreciation, depletion and amortization                            5,766,000       8,181,000       8,860,000
      Amortization of and write-off of deferred financing costs                  --       1,759,000         249,000
      Provision for asset impairment                                             --      24,246,000              --
      Decrease (increase) in future income tax benefits                      26,000      (5,244,000)       (413,000)
      Non-controlling interest in subsidiary earnings (loss)                 10,000         119,000        (105,000)
      (Gain) loss on sale of property, plant and equipment                 (301,000)       (263,000)        358,000
      Gain on sale of discontinued operations                                    --     (15,718,000)             --
      Decrease (increase) in other assets                                   364,000      (6,560,000)       (277,000)
      Increase (decrease) in other non-current liabilities                   98,000          98,000        (421,000)
      Changes in non-cash working capital items(a)                       (2,245,000)      1,054,000      (5,517,000)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       4,583,000        (299,000)      8,515,000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                         (3,551,000)     (4,436,000)    (13,803,000)
      Proceeds from sale of assets(b)                                     7,357,000         352,000          36,000
      Proceeds from sale of discontinued operations                              --      39,353,000              --
      Proceeds from sale of securities                                           --       5,134,000         554,000
      Acquisitions of securities                                                 --              --        (837,000)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       3,806,000      40,403,000     (14,050,000)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      (Payments) proceeds net, on bank indebtedness                      (6,145,000)     11,645,000      (4,500,000)
      Proceeds from long term debt                                          288,000         519,000      50,733,000
      Repayment of long term debt                                          (575,000)    (50,783,000)    (41,100,000)
      Issuance of common stock(c)                                           419,000         514,000       1,049,000
      Purchase of common stock and options(c)                            (3,848,000)     (1,853,000)       (167,000)
      Decrease in note receivable from shareholder                               --         490,000              --
--------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                      (9,861,000)    (39,468,000)      6,015,000
--------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (171,000)        (53,000)         50,000
--------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                          (1,643,000)        583,000         530,000
CASH AT BEGINNING OF YEAR                                                 2,175,000       1,592,000       1,062,000
--------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                    $    532,000    $  2,175,000    $  1,592,000
====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Income taxes paid                                                $  1,244,000    $  1,519,000    $  3,369,000
      Interest paid                                                         928,000       2,705,000       3,969,000
--------------------------------------------------------------------------------------------------------------------

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

On March 6, 2000, a wholly-owned subsidiary of Zemex Corporation entered into a stock purchase agreement whereby a wholly-owned subsidiary of Hoganas AB agreed to purchase 100% of the issued and outstanding shares of two of the Corporation's subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. The transaction was completed on April 11, 2000. Accordingly, these subsidiaries were reflected as discontinued operations and prior years were reclassified to reflect this disclosure (see note 11).

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

B.   INVENTORIES

Inventories, specifically ore, raw materials, work in process and finished products, are stated at the lower of cost or net realizable value and are computed using the average cost method. Materials and supplies are stated at cost using the first-in, first-out or average cost method.

C.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. When assets are sold or otherwise retired, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is included in results of operations. Provisions for depreciation are based upon estimated useful lives, using the straight-line method. Depreciation on newly constructed or purchased assets begins when the asset is placed into production. Depletion of mining properties and depreciation of other mining assets are computed using the unit-of-production method, except in the case of the Corporation's Canadian mica operation where the estimated reserves exceed the expected production during the term of the mining lease. The mica mining lease rights and deferred costs are amortized using the straight-line method over the term of the mining lease.

The Corporation evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets including intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the realizable value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

D.   POSTRETIREMENT BENEFITS

Pension Plan

Generally, the funding policy of the Corporation with respect to the pension plan for U.S. employees is to contribute annually, to the extent necessary, at a rate that is intended to provide for the cost of benefits earned during the year and which will amortize prior service costs and experience gains and losses over the average remaining service lives of the employee group.

Healthcare and Other Postretirement Benefits Other Than Pension

The Corporation accounts for healthcare and other postretirement benefits other than pension by accruing for all such amounts during the years in which employees render the necessary services to be entitled to receive such benefits. The 2001, 2000 and 1999 amounts include the current year expense and the impact of the transition liability, which is being amortized over a twenty year period that began in 1993.

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

F.   REVENUE RECOGNITION

Revenue is recognized when goods are shipped to customers and when all significant contractual obligations have been satisfied. Consignment sales are recognized when a customer draws the goods from inventory.

G.   RESEARCH AND DEVELOPMENT EXPENSES

Research expenses are charged to earnings in the periods in which they are incurred. Development costs are also expensed unless they are significant and meet generally accepted criteria for deferral. Research and development expenses were $545,000, $470,000 and $1,060,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Related investment tax credits, if any, reduce research and development expenses in the same period in which the related expenditures are charged to net income (loss).

H.   PROVISION FOR FUTURE RECLAMATION COSTS

Provisions for future reclamation costs have been established based upon estimated future reclamation costs allocated over the expected productive lives of the Corporation's quarries and mines.

I.   INCOME TAXES

The Corporation accounts for income taxes in accordance with CICA Handbook
Section 3465, "Income Taxes". Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with future income taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Future income taxes are adjusted to reflect the effect of enacted or substantively enacted changes in the tax laws and tax rates.

J.   EARNINGS PER SHARE

The Corporation has retroactively adopted the new CICA Handbook Section 3500, "Earnings Per Share" which is the mirror image of the U.S. pronouncement, SFAS No. 128, "Earnings Per Share". Under these standards, earnings per share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share are calculated in accordance with the treasury stock method. Prior years reported earnings per share amounts have been restated to comply with this pronouncement.

K.   OTHER ASSETS

Other assets include patents, which are stated at cost and which are being amortized over their remaining lives on a straight-line basis. Such intangible assets are evaluated periodically and, if conditions warrant, an impairment charge is provided.

L.   GOODWILL

Goodwill represents the excess at the dates of acquisition of the costs over the fair values of the net identifiable assets of subsidiaries and was amortized on a straight-line basis over its estimated useful lives, up to a period of 15 years. For any acquisition after July 1, 2001, goodwill is not amortized but rather assessed for impairment. The Corporation assesses goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If the carrying value is higher than the realizable value, goodwill will be written down to an appropriate carrying value. In accordance with CICA Handbook Section 3062, "Goodwill and Other Intangible Assets", beginning January 1, 2002, the Corporation will cease amortization of all goodwill.

M.   STOCK-BASED COMPENSATION PLANS

The Corporation does not recognize compensation expense for its stock-based compensation plans. Any consideration paid by employees on exercise of stock options or purchase of stock is recorded as share capital. If stock is repurchased from employees, the excess of the consideration paid over the stated capital of the stock cancelled is charged to retained earnings.

2.   DISPOSITIONS

SALE OF METAL POWDERS DIVISION

On April 11, 2000, the Corporation disposed of its interest in the metal powders division, which consisted of Pyron Corporation and Pyron Metal Powders, Inc. by way of a sale to North American Hoganas Holdings, Inc., a subsidiary of Hoganas AB. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000. The after-tax gain was $10.5 million, or $1.24 per share. The metal powders division was disclosed as a discontinued operation and the prior period figures were reclassified accordingly (see note 11).

SALE OF NATURAL BRIDGE FACILITY AND INTEREST IN ZEMEX FABI-BENWOOD, LLC

On March 27, 2001, effective February 28, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. The Corporation recognized a pre-tax gain of $0.3 million from this transaction.

3.  INVENTORIES

================================================================================================================
                                                                                              2001          2000
----------------------------------------------------------------------------------------------------------------
ORE, RAW MATERIALS, WORK IN PROCESS AND FINISHED PRODUCTS
Industrial minerals                                                                   $ 12,378,000  $ 12,217,000
Aluminum recycling                                                                         494,000       533,000
----------------------------------------------------------------------------------------------------------------
                                                                                        12,872,000    12,750,000
----------------------------------------------------------------------------------------------------------------
MATERIALS AND SUPPLIES
Industrial minerals                                                                      3,545,000     4,094,000
----------------------------------------------------------------------------------------------------------------
                                                                                      $ 16,417,000  $ 16,844,000
================================================================================================================

4.   PROPERTY, PLANT AND EQUIPMENT

==================================================================================================
                                                     Useful Life             2001             2000
--------------------------------------------------------------------------------------------------
Land                                                                $   6,810,000    $   6,971,000
Mining properties and deferred costs                                    8,937,000        9,253,000
Buildings                                          30 - 40 years       15,509,000       18,857,000
Machinery and equipment                             3 - 20 years       64,007,000       68,717,000
Construction in progress                                                2,805,000          876,000
--------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                           98,068,000      104,674,000
    Less: Accumulated depreciation and depletion                      (41,106,000)     (38,828,000)
--------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                   $  56,962,000    $  65,846,000
==================================================================================================

The major components of the net change in property, plant and equipment are as follows:

====================================================================================
                                                               2001            2000
------------------------------------------------------------------------------------
Net property, plant and equipment, beginning of year   $ 65,846,000    $ 96,779,000
Sale of industrial minerals' facilities (note 2)         (6,559,000)             --
Depreciation and depletion                               (5,468,000)     (7,309,000)
Capital asset additions                                   3,551,000       4,436,000
Capital asset dispositions                                  (44,000)        (68,000)
Translation adjustment                                     (364,000)       (271,000)
Sale of metal powders division (notes 2 and 11)                  --     (14,576,000)
Aluminum recycling's asset impairment                            --     (11,445,000)
Industrial minerals' asset impairment                            --      (1,700,000)
------------------------------------------------------------------------------------
Net property, plant and equipment, end of year         $ 56,962,000    $ 65,846,000
====================================================================================

As at December 31, 2001, the Corporation estimates that approximately $678,000 will be expended to complete its construction in progress (December 31, 2000, $150,000). The Corporation did not capitalize any interest relating to capital projects during 2001 and 2000.

5.   OTHER ASSETS

=======================================================================================
                                                                      2001         2000
---------------------------------------------------------------------------------------
Goodwill, net
   (accumulated amortization of $860,000 at December 31, 2001
    and $620,000 at December 31, 2000)                         $ 2,701,000  $ 2,941,000
Hecla escrow (note 17)                                           2,000,000    2,000,000
Long-term receivables                                              365,000      414,000
Prepaid pension cost (note 8)                                      726,000    1,162,000
Deferred reorganization                                            213,000      243,000
Patents, net                                                         3,000       19,000
Other                                                              198,000      374,000
---------------------------------------------------------------------------------------
                                                               $ 6,206,000  $ 7,153,000
=======================================================================================


6.   PROVISION FOR ASSET IMPAIRMENT

The Corporation provided the following asset impairment in fiscal 2000:

======================================================================================================================
Aluminum recycling (a)
    Property, plant and equipment                                                                         $ 11,445,000
    Patents                                                                                                  4,640,000
    Site restoration costs                                                                                   1,500,000
Industrial minerals (b)
    Goodwill                                                                                                 2,244,000
    Property, plant and equipment                                                                            1,700,000
    Other                                                                                                    1,258,000
Corporate (c)
    Acquisition and disposition costs                                                                        1,765,000
----------------------------------------------------------------------------------------------------------------------
                                                                                                          $ 24,552,000
======================================================================================================================

(a) In recent years, the Corporation's subsidiary Alumitech had invested significant time and capital in the development of a proprietary technology for the processing of aluminum dross and saltcake. While the technology was proven and a competitive product produced, a combination of a poor economic environment for secondary aluminum, a depressed steel industry and low landfill prices resulted in an inability to make the process economically viable. Accordingly, in fiscal 2000, the Corporation provided fully for a permanent asset impairment, wrote down the related assets to their estimated salvage value, and wrote off all costs associated with the process.

(b) In 1998 the Corporation purchased 100% of the shares of Aspect Minerals, Inc. The plant was rebuilt and expanded and the product line increased. Shortly before the commissioning phase a major source of raw material feedstock closed down. The Corporation had been unsuccessful in locating an alternate source of acceptable feedstock, and had to rely on higher quantities of mined material which were inconsistent in nature. Accordingly, in fiscal 2000, the Corporation placed the facility on care and maintenance and, based on estimated future cash flows, established a provision for permanent asset impairment.

(c) During 2000, the Corporation incurred significant costs in evaluating and pursuing various alternatives to maximize shareholder value. In addition, the Corporation incurred significant legal, banking, environmental and other due diligence costs associated with the attempted purchase of K-T Clay Company from Hecla Mining Company (see note 17). These costs were written off in fiscal 2000.

7.   INCOME TAXES

The provision for (recovery of) income taxes consists of the following components:

======================================================================================================
                                                                 2001            2000            1999
------------------------------------------------------------------------------------------------------
Total pre-tax income (loss) from continuing operations   $  1,678,000    $(29,198,000)   $  2,319,000
------------------------------------------------------------------------------------------------------
Current tax provision
Canadian                                                 $    838,000    $    744,000    $  1,508,000
Federal U.S.                                                  (68,000)     (4,868,000)       (376,000)
State and local U.S.                                            3,000          32,000         131,000
------------------------------------------------------------------------------------------------------
TOTAL                                                         773,000      (4,092,000)      1,263,000
------------------------------------------------------------------------------------------------------
Future tax provision
Canadian                                                     (257,000)        202,000        (428,000)
Federal U.S.                                                  292,000      (4,840,000)        (68,000)
State and local U.S.                                           (5,000)     (1,231,000)       (190,000)
------------------------------------------------------------------------------------------------------
TOTAL                                                          30,000      (5,869,000)       (686,000)
------------------------------------------------------------------------------------------------------
PROVISION FOR (RECOVERY OF) INCOME TAXES                 $    803,000    $ (9,961,000)   $    577,000
======================================================================================================

The following tabulation reconciles the Canadian income tax rate to the effective income tax rate.

======================================================================================================
                                                                           2001       2000       1999
------------------------------------------------------------------------------------------------------
                                                                              %          %          %
Statutory federal rate                                                     37.2      (37.2)      38.2
Unrecognized benefit of losses                                             13.8        0.6         --
Mining taxes                                                               14.0        1.0       23.7
Resource allowance                                                        (10.8)      (1.1)      (9.0)
Difference in U.S. tax rates                                               (1.7)       3.4      (30.5)
Other                                                                      (4.7)      (0.8)       2.5
------------------------------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATE                                                  47.8      (34.1)      24.9
======================================================================================================

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2001 and 2000, the Corporation had unused tax benefits of $689,000 and $374,000, respectively, related to Canadian net operating losses. For the fiscal years ended December 31, 2001 and 2000, the Corporation had unused tax benefits of $10,274,000 and $9,502,000, respectively, related to U.S. federal and state net operating loss and tax credit carryforwards. Significant components of the Corporation's future tax benefits and obligations as of December 31 are as follows (dollars in thousands):

=============================================================================================================
                                                        2001                               2000
                                        ---------------------------------------------------------------------
                                          CANADA        U.S.      TOTAL       Canada        U.S.       Total
-------------------------------------------------------------------------------------------------------------
FUTURE TAX BENEFITS
Net operating loss and tax
  credit carryforwards                  $    689    $ 10,274    $ 10,963    $    374    $  9,502    $  9,876
Accrued expenses and reserves                 --       1,503       1,503          --       1,829       1,829
Bad debt allowances                           --         137         137          --          54          54
Inventories                                   --         158         158          --          --          --
Other                                         --         264         264          --         411         411
-------------------------------------------------------------------------------------------------------------
GROSS FUTURE TAX BENEFITS               $    689      12,336      13,025         374      11,796      12,170
Valuation allowance                         (689)     (1,207)     (1,896)       (374)     (1,115)     (1,489)
-------------------------------------------------------------------------------------------------------------
NET FUTURE TAX BENEFITS                       --      11,129      11,129          --      10,681      10,681
-------------------------------------------------------------------------------------------------------------
FUTURE TAX OBLIGATIONS
Property, plant and equipment              1,399       3,096       4,495       1,656       2,377       4,033
Inventories                                   --          --          --          --          35          35
Pension contributions                         --         255         255          --         208         208
-------------------------------------------------------------------------------------------------------------
TOTAL FUTURE TAX OBLIGATIONS               1,399       3,351       4,750       1,656       2,620       4,276
-------------------------------------------------------------------------------------------------------------
NET FUTURE TAX OBLIGATIONS (BENEFITS)   $  1,399    $ (7,778)   $ (6,379)   $  1,656    $ (8,061)   $ (6,405)
=============================================================================================================

At December 31, 2001, the Corporation had approximately $1,853,000 of Canadian net operating loss carryforwards which expire between 2006 and 2008. These losses are not within the Canadian operating subsidiary and are not available to offset operating income in Canada. No benefit has been recognized in respect of these losses. At December 31, 2001, the Corporation had approximately $13,668,000 of U.S. net federal operating loss carryforwards available to reduce future taxable income, which will expire between 2002 and 2016. Additionally, the Corporation has unused general business tax credits, which expire between 2002 and 2012, and alternative minimum tax credits. The Corporation also has U.S. net state operating losses and investment credit carryforwards; however, a valuation allowance of $1,207,000 has been recognized to offset the related future tax benefit due to the uncertainty of realizing the full benefit of the tax attribute carryforward.

8.   PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLAN

The Corporation has a non-contributory defined benefit pension plan covering a number of U.S. resident employees. This plan provides pension benefits that are based on the length of service and the compensation of the employee.

The following data is based upon reports from an independent consulting actuary as at December 31:

==============================================================================================================
Change in benefit obligation                                                              2001            2000
--------------------------------------------------------------------------------------------------------------
Benefit obligation, beginning of year                                             $ 14,247,000    $ 13,877,000
Service cost                                                                           451,000         409,000
Interest cost                                                                        1,030,000         961,000
Actuarial loss                                                                       1,084,000         269,000
Benefits paid                                                                       (1,308,000)       (708,000)
Curtailment gain                                                                            --        (561,000)
--------------------------------------------------------------------------------------------------------------
Benefit obligation, end of year                                                   $ 15,504,000    $ 14,247,000
==============================================================================================================

==============================================================================================================
Change in fair value of plan assets                                                       2001            2000
--------------------------------------------------------------------------------------------------------------
Fair value, beginning of year                                                     $ 15,704,000    $ 16,955,000
Actual return on plan assets                                                          (567,000)       (543,000)
Benefits paid                                                                       (1,308,000)       (708,000)
--------------------------------------------------------------------------------------------------------------
Fair value, end of year                                                           $ 13,829,000    $ 15,704,000
==============================================================================================================

Net periodic pension expense included the following components:

==========================================================================================
                                                       2001           2000           1999
------------------------------------------------------------------------------------------
Current service cost                            $   451,000    $   409,000    $   725,000
Interest cost on projected benefit obligation     1,030,000        961,000      1,104,000
Expected return on assets                        (1,058,000)    (1,134,000)    (1,166,000)
Net amortization                                     14,000         (5,000)        41,000
------------------------------------------------------------------------------------------
Net pension expense                             $   437,000    $   231,000    $   704,000
==========================================================================================

Assumptions:

========================================================================================================================
                                                                                           2001         2000        1999
------------------------------------------------------------------------------------------------------------------------
                                                                                              %            %           %
Weighted average discount rate                                                             6.85         7.25        7.75
Expected long term rate of return                                                          8.75         8.75        8.75
Increase in level of compensation                                                           4.0          4.0         4.0
Weighted average health care cost trend rate                                                7.0          7.5         8.0
Weighted average ultimate health care cost trend rate                                       5.0          5.0         5.0
------------------------------------------------------------------------------------------------------------------------
Year in which ultimate health care cost trend rate will be achieved                        2005         2005        2005
------------------------------------------------------------------------------------------------------------------------

The status of the plan and the amounts recognized in the consolidated balance sheets of the Corporation for its pension plan as of December 31, 2001 and 2000 is tabulated below:

=================================================================================================================
                                                                                            2001            2000
-----------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                        $(15,504,000)   $(14,247,000)
Plan assets at fair value                                                             13,829,000      15,704,000
-----------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                                 (1,675,000)      1,457,000
Unrecognized net actuarial loss (gain)                                                 2,293,000        (417,000)
Prior service cost not yet recognized in net
   periodic pension expense                                                              108,000         122,000
-----------------------------------------------------------------------------------------------------------------
Prepaid pension cost included in consolidated balance sheets                        $    726,000    $  1,162,000
=================================================================================================================

OTHER POSTRETIREMENT BENEFITS

The Corporation provides healthcare and life insurance benefits for certain retired employees, which are accrued as earned (see note 1). The cost of such benefits was $57,000 in 2001, $56,000 in 2000 and $52,000 in 1999. The
accumulated postretirement benefit obligation as at December 31, 2001 was $354,000 (2000, $360,000).

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

==================================================================================================================
                                                                                        1% Increase    1% Decrease
------------------------------------------------------------------------------------------------------------------
Effect on accumulated postretirement benefit obligation                                    $ 42,000      $(36,000)
Effect on aggregate of the service and interest cost components                               5,000        (4,000)
==================================================================================================================

9.   LONG TERM DEBT AND BANK INDEBTEDNESS

=======================================================================================================
                                                                                        2001       2000
-------------------------------------------------------------------------------------------------------
Capital leases (a)                                                                $ 450,000   $ 688,000
Other                                                                                45,000     107,000
-------------------------------------------------------------------------------------------------------
TOTAL LONG TERM DEBT                                                                495,000     795,000

   Less: Current portion                                                            284,000     534,000
-------------------------------------------------------------------------------------------------------
LONG TERM DEBT                                                                    $ 211,000   $ 261,000
=======================================================================================================

(a) The Corporation has long term capital lease agreements at various rates and for various terms with maturities ranging from 2002 to 2005 for equipment used in its operations. The carrying value of the leased equipment as of December 31, 2001 and 2000 was $756,000 and $967,000, respectively. The current obligation under the long term lease agreements is $274,000 (2000, $476,000).

(b) In 2001, the Corporation increased its 364-day, $20,000,000 revolving credit facility to $30,000,000. The obligations are secured by a pledge of subsidiary shares and a floating charge on the assets of the subsidiaries. Advances under the revolving credit facility as at December 31, 2001 and 2000 were $11,000,000 and $17,145,000, respectively. The revolving credit facility bears interest at LIBOR plus 1.25% to LIBOR plus 1.50% in the case of LIBOR loans or at base rate plus 0.25% to 0.50% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios. The term of the revolver was extended to July 31, 2002.

     In May 1999, the Corporation entered into note purchase agreements with private investors whereby the Corporation issued $35,000,000, 7.54% Senior Secured Notes, Series A, due May 15, 2009 and $15,000,000, 7.76% Senior Secured Notes, Series B, due May 15, 2014. The Corporation redeemed its outstanding Senior Secured Notes in March 2000 as a result of the disposition of the metal powders division. The Corporation paid out $1,485,000 related to this redemption transaction, of which $1,152,000 was paid to the noteholders as a make-whole payment and $333,000 as related transaction expenses. Also $1,730,000 in deferred financing expenses related to the issuance of the Senior Secured Notes was written off in the same period. The total $3,215,000 was recorded as other expense in the first quarter of 2000.

     During 2000, the Corporation entered a U$50,000,000 bridge loan in order to facilitate the redemption of the note. The bridge loan, which bore the same interest rate and was secured by same security package as the existing credit facility, was fully repaid by October 31, 2000.

Principal repayments required in respect of long term debt are as follows:

====================================================================================================
2002                                                                                      $ 284,000
2003                                                                                        136,000
2004                                                                                         65,000
2005                                                                                         10,000
----------------------------------------------------------------------------------------------------
                                                                                          $ 495,000
====================================================================================================

10.  COMMON SHARES AND STOCK OPTIONS

SHARES OUTSTANDING

As at December 31, 2001 and 2000, the authorized capital stock of the Corporation consisted of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were 8,178,393 common shares issued and outstanding as of December 31, 2001 and 8,697,822 common shares issued and outstanding as of December 31, 2000.

During 2001, 2000 and 1999, 98,000, 117,000 and 172,000 common shares, respectively, were issued pursuant to the Corporation's employee stock purchase plan for aggregate proceeds to the Corporation of $612,000, $906,000 and $1,145,000, respectively.

As part of a stock repurchase program in 2001, the Corporation purchased 589,000 common shares for an aggregate cost of $3,845,000, 242,000 common shares in 2000 for an aggregate cost of $1,862,000 and 10,000 common shares in 1999 for an aggregate cost of $73,000.

STOCK OPTIONS

The Corporation provides stock option incentive plans and has, with shareholder approval, issued options to certain of the Corporation's directors outside of the plans. The plans are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance.

The following is a summary of option transactions under the Corporation's stock option plans:

=========================================================================================================================
                                                  2001                         2000                       1999
-------------------------------------------------------------------------------------------------------------------------
                                                       WEIGHTED-                   Weighted-                    Weighted-
                                                        AVERAGE                     average                      average
                                                       EXERCISE                    exercise                     exercise
                                           OPTIONS       PRICE         Options       price         Options        price
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at
   beginning of year                      1,177,150     $ 8.17        1,163,150     $ 8.11        1,247,650      $ 7.90
Options granted during year                 315,000       5.41           85,000       8.06          295,650        6.31
Options exercised during the year            (8,000)      6.50           (4,000)      7.25           (5,000)       7.00
Options cancelled during the year          (413,500)      8.85          (67,000)      8.84         (375,150)       6.14
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at end of year        1,070,650     $ 7.36        1,177,150     $ 8.17        1,163,150      $ 8.11
-------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year          713,150     $ 7.82          947,200     $ 8.46          695,250      $ 8.70
-------------------------------------------------------------------------------------------------------------------------
Price range of options granted
   during the year                    $ 5.21 - 7.25               $ 7.56 - 8.19               $ 6.26 - 7.50
=========================================================================================================================

The options expire from 2002 to 2010.

The following table summarizes information about the stock options outstanding at December 31, 2001:

======================================================================================================================
                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------
                                                   WEIGHTED-        WEIGHTED-                                WEIGHTED-
RANGE OF                        NUMBER              AVERAGE          AVERAGE              NUMBER              AVERAGE
EXERCISE                    OUTSTANDING AT          REMAINING       EXERCISE          EXERCISABLE AT         EXERCISE
PRICES                     DECEMBER 31, 2001    CONTRACTUAL LIFE      PRICE         DECEMBER 31, 2001         PRICE
----------------------------------------------------------------------------------------------------------------------
$  5.00 TO $  5.99                241,500          5.13 YEARS        $ 5.21                    --            $    --
$  6.00 TO $  6.99                348,150          6.65 YEARS          6.32               296,650               6.30
$  7.00 TO $  7.99                192,000          3.02 YEARS          7.31               157,500               7.30
$  8.00 TO $  8.99                 64,000          7.94 YEARS          8.21                34,000               8.24
$  9.00 TO $  9.99                 17,500          1.74 YEARS          9.28                17,500               9.28
$ 10.00 TO $ 10.99                207,500          2.37 YEARS         10.19               207,500              10.19
----------------------------------------------------------------------------------------------------------------------
$  5.00 TO $ 10.99              1,070,650                                                 713,150
======================================================================================================================

NOTE RECEIVABLE FROM SHAREHOLDER

The note receivable from shareholder of $1,259,000 (2000, $1,259,000) represents an amount due from the Corporation's President and Chief Executive Officer pursuant to the Key Executive Common Stock Purchase Plan. The note, which was used to acquire shares of common stock of the Corporation, is non-interest bearing and secured by a pledge of 176,000 shares of the Corporation. The terms were amended in 2001 and the note is now due on the earlier of December 31, 2003 or 30 days after the termination of employment. Since the note arose from the sale of treasury stock, it is classified as a reduction of shareholders' equity.

11.  DISCONTINUED OPERATIONS

On April 11, 2000, the Corporation completed the sale of its metal powders division for gross proceeds of $42.0 million. The metal powders division included the Corporation's wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000 (see note 2).

Income from discontinued operations included in the Corporation's consolidated statements of operations was as follows:

===============================================================================================================
Year ended December 31                                                                       2000          1999
---------------------------------------------------------------------------------------------------------------
Net sales                                                                           $ 10,733,000   $ 38,980,000
Income before income taxes                                                             1,470,000      5,974,000
Provision for income taxes                                                               565,000      2,040,000
Gain on sale of discontinued operations                                               10,480,000             --
Income from discontinued operations                                                   11,385,000      3,934,000
===============================================================================================================

Cash provided by (used in) discontinued operations included in the Corporation's consolidated statements of cash flows was as follows:

=================================================================================================
Year ended December 31                                                       2000           1999
-------------------------------------------------------------------------------------------------
Operating activities                                                  $ 2,546,000    $ 5,778,000
Investing activities                                                     (161,000)    (1,626,000)
Financing activities                                                      (10,000)    (4,489,000)
-------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                    $ 2,375,000    $  (337,000)
=================================================================================================

12.  OPERATING LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Corporation has a number of operating lease agreements primarily involving equipment, office space, warehouse facilities and rail sidings. The operating leases for equipment provide that the Corporation may, after the initial lease term, renew the lease for successive yearly periods or may purchase the equipment at its fair market value. One of the operating leases for office facilities contains escalation clauses for increases in operating costs and property taxes. The majority of the leases are cancellable and are renewable on a yearly basis. Future minimum lease payments required to meet obligations that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2001 are as follows:

=========================================================================================
Years                                                              Minimum Lease Payments
-----------------------------------------------------------------------------------------
2002                                                                           $  765,000
2003                                                                              528,000
2004                                                                              370,000
2005                                                                              195,000
2006                                                                               44,000
Thereafter                                                                        460,000
-----------------------------------------------------------------------------------------
Total minimum lease payments                                                   $2,362,000
=========================================================================================

Rent expense was $1,028,000, $1,186,000 and $1,183,000 in 2001, 2000 and 1999,
respectively.

13.  FINANCIAL INSTRUMENTS

Financial instruments, which potentially subject the Corporation to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across a number of different industries, principally construction, glass, electrical and automotive. The Corporation's exposure to interest rate risk is limited to interest on bank indebtedness and long term debt.

Financial instruments comprise cash, accounts receivable, short term bank borrowings, accounts payable, accrued liabilities, and long term debt. The fair value of these financial instruments approximates their carrying value reflecting: (i) the proximity to market rates of the interest obligations on the debt instruments; and (ii) the limited durations of all of the other instruments.

14.  CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital items are as follows:

===============================================================================================================
                                                                            2001           2000           1999
---------------------------------------------------------------------------------------------------------------
Decrease (increase) in accounts receivable                           $ 2,542,000    $   673,000    $(2,187,000)
Increase in inventories                                               (2,031,000)    (1,300,000)    (1,446,000)
Decrease (increase) in prepaid expenses and
    other current assets                                                 102,000        897,000       (483,000)
(Decrease) increase in accounts payable
    and accrued liabilities                                           (2,377,000)     1,820,000     (1,707,000)
(Increase) decrease in income taxes receivable                          (481,000)    (1,036,000)       306,000
---------------------------------------------------------------------------------------------------------------
                                                                     $(2,245,000)   $ 1,054,000    $(5,517,000)
===============================================================================================================

15.  RELATED PARTY TRANSACTIONS

As at December 31, 2001 and 2000, accounts receivable included amounts due from one director and one officer totaling $50,000. These amounts are non-interest bearing, with no fixed terms of repayment and are secured by common shares of the Corporation.

At December 31, 2001, accounts receivable included an interest bearing receivable from the Corporation's President and Chief Executive Officer of $500,000. The interest rate is based on the Corporation's cost of borrowing plus 25 basis points (3.4% at December 31, 2001). There are no fixed terms of repayment and the receivable is jointly secured by the 176,000 shares securing the note receivable from shareholder (see note 10).

The Corporation has provided a guarantee to a financial institution in respect of a loan made to the Corporation's President and Chief Executive Officer. The loan proceeds were used to purchase shares of the Corporation. The shares purchased have been pledged as security for the guarantee.

During 1998, a director became indebted to the Corporation in the amount of $124,000. At December 31, 2001, $111,000 remained outstanding and is included in accounts receivable (2000, $118,000). This obligation is secured by common shares of the Corporation and bears interest at the Corporation's cost of borrowing (3.2% at December 31, 2001, 8.0% at December 31, 2000).

The Corporation provides management services to a company owned by its largest shareholder, Dundee Bancorp, Inc. ("Dundee"). The Corporation charged $69,000, $67,000 and $67,000 in 2001, 2000 and 1999, respectively. The fee has been established based upon fees charged for comparable services provided by a consultant operating on an arms length basis.

During the year the Corporation paid $74,000 (2000, $87,000 and 1999, $88,000) to a subsidiary of Dundee for services provided as a financial advisor for the management of the Corporation's pension plan.

16.  SEGMENT INFORMATION

The Corporation's continuing operations now comprise two principal lines of business and are organized into two operating units based on its product lines:
(i) industrial minerals, and (ii) aluminum recycling. Industrial mineral products include feldspar, kaolin, mica, talc, baryte, feldspathic sand and industrial sand. These products are marketed principally to the automotive, housing and ceramics industries in North America. They are produced from mines and processing plants located near Edgar, Florida; Monticello, Georgia; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; Boucherville, Quebec; and Suzor Township, Quebec. Aluminum dross is recycled at plants in Cleveland, Ohio and Wabash, Indiana and ceramic fiber products are fabricated at a plant in Macedonia, Ohio. Corporate assets principally include cash, term deposits, and furniture and fixtures.

The accounting policies of the segments are the same as those described in note
1. Information pertaining to sales and earnings (loss) from continuing operations and assets by business segment appears below:

=========================================================================================================================
                                                                             INDUSTRIAL         ALUMINUM
YEAR ENDED DECEMBER 31, 2001                               CONSOLIDATED        MINERALS        RECYCLING       CORPORATE
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                                  $ 57,336,000    $ 39,942,000     $ 17,394,000    $         --
DEPRECIATION, DEPLETION AND AMORTIZATION                      5,766,000       3,305,000        2,366,000          95,000
INCOME (LOSS) BEFORE THE UNDERNOTED                           1,854,000       7,234,000       (1,670,000)     (3,710,000)
INTEREST INCOME                                                 119,000          65,000               --          54,000
INTEREST EXPENSE                                               (910,000)        (17,000)         (20,000)       (873,000)
OTHER INCOME                                                    615,000         295,000           37,000         283,000
INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF)
    INCOME TAXES AND NON-CONTROLLING INTEREST                 1,678,000       7,577,000       (1,653,000)     (4,246,000)
PROVISION FOR (RECOVERY OF) INCOME TAXES                        803,000         580,000           10,000         213,000
NON-CONTROLLING INTEREST IN SUBSIDIARY EARNINGS                  10,000          10,000               --              --
NET INCOME (LOSS)                                               865,000       6,987,000       (1,663,000)     (4,459,000)
=========================================================================================================================

=========================================================================================================================
                                                                             Industrial         Aluminum
Year Ended December 31, 2000                               Consolidated        Minerals        Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $ 76,480,000    $ 51,422,000     $ 25,058,000    $         --
Depreciation, depletion and amortization                      7,801,000       4,578,000        2,614,000         609,000
Income (loss) before the undernoted                             602,000       5,698,000       (1,265,000)     (3,831,000)
Provision for asset impairment                              (24,552,000)     (5,202,000)     (13,047,000)     (6,303,000)
Interest income                                                 155,000          51,000           29,000          75,000
Interest expense                                             (2,386,000)        (95,000)         (28,000)     (2,263,000)
Other (expense) income                                       (3,017,000)        (56,000)          24,000      (2,985,000)
(Loss) income before (recovery of) provision for
    income taxes and non-controlling interest               (29,198,000)        396,000      (14,287,000)    (15,307,000)
(Recovery of) provision for income taxes                     (9,961,000)        934,000               --     (10,895,000)
Non-controlling interest in subsidiary earnings                 119,000         119,000               --              --
Loss before discontinued operations                         (19,356,000)       (657,000)     (14,287,000)     (4,412,000)
Income from discontinued operations                          11,385,000              --               --      10,480,000
Net (loss) income                                            (7,971,000)       (657,000)     (14,287,000)      6,068,000
=========================================================================================================================

=========================================================================================================================
                                                                             Industrial         Aluminum
Year Ended December 31, 1999                               Consolidated        Minerals        Recycling       Corporate
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $ 77,530,000    $ 50,373,000     $ 27,157,000     $        --
Depreciation, depletion and amortization                      7,402,000       4,380,000        2,416,000         606,000
Income (loss) before the undernoted                           7,015,000       7,988,000        2,833,000      (3,806,000)
Interest income                                                 151,000          47,000           43,000          61,000
Interest expense                                             (4,325,000)       (279,000)         (63,000)     (3,983,000)
Other (expense) income                                         (522,000)       (148,000)          32,000        (406,000)
Income (loss) before provision for (recovery of)
    income taxes and non-controlling interest                 2,319,000       7,608,000        2,845,000      (8,134,000)
Provision for (recovery of) income taxes                        577,000       1,079,000               --        (502,000)
Non-controlling interest in loss of subsidiary                 (105,000)       (105,000)              --              --
Income (loss) before discontinued operations                  1,847,000       6,634,000        2,845,000      (7,632,000)
Income from discontinued operations                           3,934,000              --               --              --
Net income (loss)                                             5,781,000       6,634,000        2,845,000      (7,632,000)
=========================================================================================================================

=========================================================================================================================
                                                         INDUSTRIAL          ALUMINUM                       DISCONTINUED
DECEMBER 31, 2001                    CONSOLIDATED          MINERALS         RECYCLING        CORPORATE        OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                        $ 97,515,000      $ 64,490,000      $ 20,306,000     $ 12,719,000   $            --
 TOTAL CURRENT LIABILITIES             16,819,000         3,501,000         1,911,000       11,407,000                --
 TOTAL LONG TERM LIABILITIES            3,891,000         1,859,000         1,663,000          369,000                --
 TOTAL SHAREHOLDERS' EQUITY            76,805,000                --                --       76,805,000                --
=========================================================================================================================

=========================================================================================================================
                                                         Industrial          Aluminum                       Discontinued
December 31, 2000                    Consolidated          Minerals         Recycling        Corporate        Operations
-------------------------------------------------------------------------------------------------------------------------
 Total assets                        $113,579,000      $ 76,931,000      $ 23,055,000      $13,593,000           $    --
 Total current liabilities             27,709,000         4,761,000         4,367,000       18,581,000                --
 Total long term liabilities            2,600,000         2,144,000           139,000          317,000                --
 Total shareholders' equity            79,903,000                --                --       79,903,000                --
=========================================================================================================================

=========================================================================================================================
                                                         Industrial          Aluminum                       Discontinued
December 31, 1999                    Consolidated          Minerals         Recycling        Corporate        Operations
-------------------------------------------------------------------------------------------------------------------------
 Total assets                        $160,979,000      $ 81,984,000      $ 37,167,000     $ 17,325,000      $ 24,503,000
 Total current liabilities             16,424,000         4,943,000         2,794,000        4,550,000         4,137,000
 Total long term liabilities           52,538,000         1,992,000           243,000       50,264,000            39,000
 Total shareholders' equity            89,047,000                --                --       89,047,000                --
=========================================================================================================================

=========================================================================================================================
                                                        INDUSTRIAL           ALUMINUM                       DISCONTINUED
                                     CONSOLIDATED         MINERALS          RECYCLING          CORPORATE      OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
 2001
     CAPITAL EXPENDITURES             $ 3,551,000      $ 2,719,000        $ 831,000            $   1,000    $         --
-------------------------------------------------------------------------------------------------------------------------
 2000
     Capital expenditures             $ 4,436,000      $ 2,830,000        $ 1,375,000          $  70,000    $    161,000
-------------------------------------------------------------------------------------------------------------------------
 1999
     Capital expenditures             $13,803,000      $ 7,104,000        $ 5,014,000          $  41,000    $  1,644,000
=========================================================================================================================

=========================================================================================================================
                                                          CANADA                                        U.S.
                                        ---------------------------------------------------------------------------------
                                              2001         2000         1999            2001           2000          1999
-------------------------------------------------------------------------------------------------------------------------
Capital expenditures                    $  147,000    $ 233,000    $ 619,000     $ 3,404,000    $ 4,203,000   $13,184,000
=========================================================================================================================

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

On November 17, 2000, a subsidiary of the Corporation entered into a Stock Purchase Agreement with Hecla Mining Company ("Hecla") whereby the Corporation agreed to purchase, subject to certain conditions precedent, the shares of two of Hecla's subsidiaries collectively known as K-T Clay. As specifically permitted by the Stock Purchase Agreement, on January 15, 2001 the Corporation notified Hecla of a number of conditions which resulted in Hecla's representations and warranties being untrue and that such conditions were reasonably expected to prevent consummation of the transaction in accordance with the Agreement, thus resulting in Hecla being in default of the Agreement. The Corporation advised Hecla that, based on those conditions, it intended to terminate the Agreement and it did so formally on February 16, 2001. Despite this, on January 22, 2001, Hecla filed an action in the United States District Court, Northern District of Illinois, alleging breach of contract and seeking to enforce performance and an award of damages. (The claim for specific performance was subsequently withdrawn.) The Corporation is of the opinion that Hecla's allegations are totally without merit and intends to defend its position aggressively. No provision has been made in the financial statements for any losses related to this lawsuit. Included in other assets is $2,000,000 which represents a deposit held in an escrow account made by the Corporation in anticipation of the consummation of the transaction.


18.  DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. The differences between Canadian and U.S. GAAP do not have a material effect on the Corporation's reported financial position or net income (loss) except as follows:


a.   STATEMENTS OF OPERATIONS

Under U.S. GAAP, the measure "Income before the Undernoted" is not a recognized term and would therefore not be presented. Also under U.S. GAAP, "Provision for Asset Impairment" would appear as a component of operating income.

The implementation of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5 requires that the costs of start-up activities and organization costs be expensed as incurred. Canadian GAAP permits the deferral and amortization of such costs.

Under U.S. GAAP, the provision for asset impairment for property, plant and equipment should be based on discounted future cash flows from impaired properties. Under Canadian GAAP, future cash flows from impaired properties are not discounted. This difference in methodology had an impact on reported results of operations of $1,439,000 in the year in which the impairment was recognized.

Under U.S. GAAP, certain costs associated with the redemption of the Senior Secured Notes would be considered to be an extraordinary item and require separate disclosure. The extraordinary item, net of tax, would have been an expense of $2,096,000, or $0.25 per share in fiscal 2000.

===================================================================================================================
                                                                             2001            2000            1999
-------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations, as reported                 $ 865,000   $ (19,356,000)    $ 1,847,000
    Less: Start-up activities and organization costs                         62,000       2,784,000      (1,845,000)
          Provision for asset impairment                                         --      (1,439,000)             --
Tax effect related thereto                                                  (30,000)       (468,000)        460,000
-------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations (U.S. GAAP)                  $ 897,000   $ (18,479,000)      $ 462,000
Income (loss) before discontinued operations per share (U.S. GAAP)
   Basic                                                                     $ 0.11         $ (2.18)         $ 0.05
   Diluted                                                                   $ 0.11         $ (2.18)         $ 0.05
===================================================================================================================


b.   BALANCE SHEETS

The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

U.S. GAAP, SOP 98-5, requires that the costs of start-up activities and organization costs be expensed as incurred.

As discussed above, Canadian and U.S. GAAP differs as to the methodology applied to determine the quantum of the asset impairment provision necessary.

========================================================================================================
                                                        2001                            2000
                                            ----------------------------    ----------------------------
                                              CANADIAN     UNITED STATES      Canadian     United States
                                                GAAP            GAAP            GAAP            GAAP
--------------------------------------------------------------------------------------------------------
Property, plant and equipment               $ 56,962,000   $ 55,523,000    $ 65,846,000   $ 64,407,000
Other assets                                   6,206,000      5,993,000       7,153,000      6,878,000
Future income tax benefits
     (non-current)                             7,394,000      7,554,000       8,040,000      8,230,000
Accumulated other
     comprehensive loss                               --       (534,000)             --       (211,000)
Retained earnings                             26,820,000     25,328,000      25,958,000     24,434,000
========================================================================================================

c.   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. GAAP requires a statement of comprehensive income (loss) as follows:

=======================================================================================================
                                                                   2001            2000            1999
-------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations                   $ 897,000    $(18,479,000)   $   462,000
Change in foreign currency translation adjustment               (534,000)       (211,000)       365,000
Change in unrealized holding gains on available-for-sale
   securities                                                         --              --        934,000
-------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                    $ 363,000    $(18,690,000)   $ 1,761,000
=======================================================================================================


d.   STOCK BASED COMPENSATION

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income (loss) and earnings
(loss) per share would have been reduced (increased) by approximately $600,000 or $0.07 per share in 2001, $257,000 or $0.03 per share in 2000 and $681,000 or
$0.08 per share in 1999. The fair value of the options granted during 2001, 2000 and 1999 is estimated to be $600,000, $257,000 and $681,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 0%; expected volatility of 28%, 28% and 29%, respectively; risk-free interest rates varying from 4.26% to 6.73%; and an expected life of 5 years.


e.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and the Canadian Institute of Chartered Accountants ("CICA") issued Section 1581 "Business Combinations". Both of these standards require the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Corporation does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" and the CICA issued
Section 3062 "Goodwill and Other Intangible Assets", these standards are both effective January 1, 2002 and require, among other things, the discontinuance of goodwill amortization. In addition, the standards include provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. They also require the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation is currently assessing but has not yet determined the impact of those standards on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. The Corporation has not yet determined the effect that the adoption of SFAS 143 will have on the business, results of operations and financial condition.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Corporation effective January 1, 2002. The Corporation has not yet determined the effect that the adoption of SFAS 144 will have on the business, results of operations and financial condition.


19.  SUBSEQUENT EVENTS

On February 1, 2002, the Corporation purchased the assets and assumed certain liabilities of the attapulgite clay operation from Milwhite, Inc. The clay mines and processing plants are located in Attapulgus, Georgia. The purchase price was $11.7 million and was financed by a drawdown on the Corporation's existing credit facility.

On March 27, 2002, the Corporation purchased the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.2 million and was financed by a drawdown on the Corporation's credit facility.


20.  COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to comply with the current year's presentation.

FINANCIAL DATA (UNAUDITED)

The following is a summary of certain unaudited quarterly financial data.

================================================================================
                                                         2001              2000
--------------------------------------------------------------------------------
NET SALES FROM CONTINUING OPERATIONS
   First quarter                                 $ 16,563,000      $ 19,669,000
   Second quarter                                  14,493,000        21,101,000
   Third quarter                                   14,125,000        18,447,000
   Fourth quarter                                  12,155,000        17,263,000
--------------------------------------------------------------------------------
                                                 $ 57,336,000      $ 76,480,000
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE THE UNDERNOTED
   First quarter                                 $    775,000      $  1,139,000
   Second quarter                                     754,000           744,000
   Third quarter                                      398,000          (630,000)
   Fourth quarter                                     (73,000)         (651,000)
--------------------------------------------------------------------------------
                                                 $  1,854,000      $    602,000
--------------------------------------------------------------------------------
NET INCOME (LOSS)
   First quarter                                 $    683,000      $   (861,000)
   Second quarter                                     544,000         9,840,000
   Third quarter                                       90,000          (406,000)
   Fourth quarter                                    (452,000)      (16,544,000)
--------------------------------------------------------------------------------
                                                 $    865,000      $ (7,971,000)
--------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE - BASIC
   First quarter                                       $ 0.08           $ (0.10)
   Second quarter                                        0.07              1.16
   Third quarter                                         0.01             (0.05)
   Fourth quarter                                       (0.06)            (1.97)
================================================================================

                                ZEMEX CORPORATION


                                    FORM 10-K


                                  EXHIBIT INDEX


4(d)      Amendment No. 3 dated May 18, 2001 to the Credit Agreement

4(e)      Amendment No. 4 dated December 10, 2001 to the Credit Agreement

21        Subsidiaries of the Registrant

23        Consent of Deloitte & Touche LLP