Form 10-Q
period 2002-03-31
ZEMEX CORP
filed 2002-05-01
CIK 75644

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

                  For the quarterly period ended March 31, 2002
                          Commission file number 1-228

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


As of April 30, 2002, there were 8,195,437 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

                                               MARCH 31, 2002   December 31, 2001
                                               --------------   -----------------
ASSETS                                            (unaudited)
CURRENT ASSETS
Cash                                           $      381,000   $         532,000
Accounts receivable                                11,404,000           8,639,000
Inventories                                        16,699,000          16,417,000
Prepaid expenses and other current assets             712,000             380,000
Income taxes receivable                               841,000             601,000
Future income tax benefits                            384,000             384,000
                                               --------------   -----------------
                                                   30,421,000          26,953,000
PROPERTY, PLANT AND EQUIPMENT                      71,858,000          56,962,000
OTHER ASSETS                                        6,461,000           6,206,000
FUTURE INCOME TAX BENEFITS (NON-CURRENT)            7,394,000           7,394,000
                                               --------------   -----------------
TOTAL ASSETS                                   $  116,134,000   $      97,515,000
                                               ==============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                              $   27,000,000   $      11,000,000
Accounts payable                                    3,661,000           2,957,000
Accrued liabilities                                 3,853,000           2,578,000
Current portion of long term debt                     438,000             284,000
                                               --------------   -----------------
                                                   34,952,000          16,819,000
LONG TERM DEBT                                        360,000             211,000
OTHER NON-CURRENT LIABILITIES                       2,462,000           2,281,000
FUTURE INCOME TAX OBLIGATIONS                       1,398,000           1,399,000
                                               --------------   -----------------
                                                   39,172,000          20,710,000
                                               --------------   -----------------
SHAREHOLDERS' EQUITY
Common stock                                       53,901,000          53,786,000
Retained earnings                                  26,870,000          26,820,000
Note receivable from shareholder                   (1,259,000)         (1,259,000)
Cumulative translation adjustment                  (2,550,000)         (2,542,000)
                                               --------------   -----------------
                                                   76,962,000          76,805,000
                                               --------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  116,134,000   $      97,515,000
                                               ==============   =================

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)

                                                              2002               2001
                                                      ------------       ------------
                                                                  (unaudited)
NET SALES                                             $ 14,973,000       $ 16,563,000
                                                      ------------       ------------
COSTS AND EXPENSES
Cost of goods sold                                      10,606,000         11,406,000
Selling, general and administrative                      2,728,000          2,763,000
Depreciation, depletion and amortization                 1,511,000          1,619,000
                                                      ------------       ------------
                                                        14,845,000         15,788,000
                                                      ------------       ------------
OPERATING INCOME                                           128,000            775,000
                                                      ------------       ------------
Interest income                                             31,000             50,000
Interest expense                                          (214,000)          (269,000)
Other income, net                                            4,000            303,000
                                                      ------------       ------------
                                                          (179,000)            84,000
                                                      ------------       ------------
(LOSS) INCOME BEFORE (RECOVERY OF) PROVISION FOR
      INCOME TAXES AND NON-CONTROLLING INTEREST            (51,000)           859,000
(Recovery of) provision for income taxes                  (101,000)           167,000
Non-controlling interest in subsidiary earnings                 --             10,000
                                                      ------------       ------------
NET INCOME                                            $     50,000       $    682,000
                                                      ============       ============
NET INCOME PER SHARE
     BASIC                                            $       0.01       $       0.08
     DILUTED                                          $       0.01       $       0.08
                                                      ------------       ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                               7,921,320          8,411,055
     DILUTED                                             7,959,990          8,422,219
                                                      ------------       ------------

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (US$)

                                                                                  NOTE
                                                                            RECEIVABLE        CUMULATIVE
                                               COMMON          RETAINED           FROM       TRANSLATION
                                                STOCK          EARNINGS    SHAREHOLDER        ADJUSTMENT           TOTAL
                                         ------------      ------------   ------------      ------------    ------------
Balance at December 31, 2000             $ 57,212,000      $ 25,958,000   $ (1,259,000)     $ (2,008,000)   $ 79,903,000
Stock issued under ESPP, net (a)               80,000                --             --                --          80,000
Stock purchased for treasury                 (370,000)               --             --                --        (370,000)
Net income for the period                          --           682,000             --                --         682,000
Translation adjustment                             --                --             --          (453,000)       (453,000)
                                         ------------      ------------   ------------      ------------    -------------
Balance at March 31, 2001                $ 56,922,000      $ 26,640,000   $ (1,259,000)     $ (2,461,000)   $ 79,842,000
                                         ============      ============   ============      ============    =============

                                         ------------      ------------   ------------      ------------    -------------
BALANCE AT DECEMBER 31, 2001             $ 53,786,000      $ 26,820,000   $ (1,259,000)     $ (2,542,000)   $ 76,805,000
STOCK ISSUED UNDER ESPP, NET (a)              115,000                --             --                --         115,000
STOCK PURCHASED FOR TREASURY                       --                --             --                --              --
NET INCOME FOR THE PERIOD                          --            50,000             --                --          50,000
TRANSLATION ADJUSTMENT                             --                --             --            (8,000)         (8,000)
                                         ------------      ------------   ------------      ------------    ------------
BALANCE AT MARCH 31, 2002                $ 53,901,000      $ 26,870,000   $ (1,259,000)     $ (2,550,000)   $ 76,962,000
                                         ============      ============   ============      ============    ============

Prepared in accordance with Canadian GAAP

(a) Employee Stock Purchase Plan ("ESPP")

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                      (US$)

                                                                  2002               2001
                                                          ------------       ------------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $     50,000       $    682,000
 Adjustments to reconcile net income
   to net cash flows from operating activities
     Depreciation, depletion and amortization                1,511,000          1,619,000
     Decrease in future income tax obligations                  (1,000)           (80,000)
     Non-controlling interest in subsidiary earnings                --             10,000
     Gain on sale of assets                                         --           (301,000)
     Increase in other assets                                 (266,000)           (42,000)
     Increase in other non-current liabilities                   1,000             17,000
     Changes in non-cash working capital items              (1,579,000)        (1,904,000)
                                                          ------------       ------------
Net cash (used in) provided by operating activities           (284,000)             1,000
                                                          ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment             (1,172,000)          (308,000)
     Acquisitions, net of cash acquired                    (14,706,000)                --
     Proceeds from sale of assets                                4,000          3,632,000
                                                          ------------       ------------
Net cash (used in) provided by investing activities        (15,874,000)         3,324,000
                                                          ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in bank indebtedness           16,000,000         (3,500,000)
     Net decrease in long term debt                           (106,000)          (164,000)
     Issuance of common stock                                  115,000             80,000
     Purchase of common stock                                       --           (370,000)
                                                          ------------       ------------
Net cash provided by (used in) financing activities         16,009,000         (3,954,000)
                                                          ------------       ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (2,000)          (143,000)
                                                          ------------       ------------
NET DECREASE IN CASH                                          (151,000)          (772,000)
CASH AT BEGINNING OF PERIOD                                    532,000          2,175,000
                                                          ------------       ------------
CASH AT END OF PERIOD                                     $    381,000       $  1,403,000
                                                          ============       ============

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended March 31, 2002 and 2001 are unaudited but, in the opinion of the management, reflect all adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations and cash flows for the three-month period ended March 31, 2002 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2001.


OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Industrial Minerals, Inc., Zemex Mica Corporation and Zemex Attapulgite, LLC; and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., Alumitech of West Virginia, Inc., ETS Schaefer Corporation and AWT Properties, Inc.

1. On March 27, 2002, the Corporation purchased through a newly formed subsidiary, Alumitech of West Virginia, Inc., the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.1 million and was financed by a drawdown on the Corporation's credit facility.

     As contingent consideration for the purchase, the Corporation issued Series A and Series B warrants which are exercisable for cash consideration into shares of Alumitech, or into shares of the Corporation if Alumitech is not publicly listed by December 31, 2006. The warrants, which vest in 2005 and 2006 respectively, will terminate if certain earnings targets are not met by the aluminum operations of Alumitech by the beginning of these fiscal years.

2. On February 1, 2002, the Corporation acquired, through Zemex Attapulgite, LLC, a newly incorporated subsidiary under the industrial minerals group, the assets of an attapulgite clay operation from Milwhite, Inc. The Corporation paid approximately $11.6 million for the acquisition and funded it by a drawdown from its existing credit facility.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of the purchase price could be subject to adjustment due to an ongoing review of the valuation of certain non-current assets.

     Current assets                                                $  1,123,000
     Capital assets                                                  11,627,000
                                                                   ------------
     Total assets                                                    12,750,000
     Current liabilities                                                991,000
     Other non-current liabilities                                      180,000
                                                                   ------------
     Net assets acquired                                           $ 11,579,000
                                                                   ============

3. On March 20, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. ("IMI Fabi"). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001. Of the sale proceeds, $3.7 million was received in March 2001 and applied to reduce the Corporation's outstanding borrowings under its credit facilities. The balance, which was originally included in accounts receivable, was received in September 2001.

SEGMENTED INFORMATION

The Corporation is composed of two principal lines of business and is organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from operations and assets by business segment appears below:

                                                    INDUSTRIAL          ALUMINUM
PERIOD ENDED MARCH 31, 2002     CONSOLIDATED          MINERALS         RECYCLING         CORPORATE
---------------------------    -------------      ------------      ------------      ------------
NET SALES                       $ 14,973,000      $ 10,494,000      $  4,479,000      $         --
OPERATING INCOME (LOSS)              128,000         1,343,000          (320,000)         (895,000)
INTEREST EXPENSE                    (214,000)          (12,000)           (5,000)         (197,000)
NET INCOME (LOSS)                     50,000         1,145,000          (306,000)         (789,000)
                                ------------      ------------      ------------      ------------


                                                    Industrial          Aluminum
Period Ended March 31, 2001     Consolidated          Minerals         Recycling         Corporate
---------------------------     ------------      ------------      ------------      ------------
Net sales                       $ 16,563,000      $ 11,748,000      $  4,815,000      $         --
Operating income (loss)              775,000         1,747,000          (226,000)         (746,000)
Interest (expense) income           (269,000)           55,000            (8,000)         (316,000)
Net income (loss)                    682,000         2,046,000          (236,000)       (1,128,000)
                                ------------      ------------      ------------      ------------

                                                    INDUSTRIAL          ALUMINUM
MARCH 31, 2002                  CONSOLIDATED          MINERALS         RECYCLING         CORPORATE
--------------                  ------------      ------------      ------------      ------------
CURRENT ASSETS                  $ 30,421,000      $ 24,139,000      $  3,697,000      $  2,585,000
TOTAL ASSETS                     116,134,000        78,496,000        24,625,000        13,013,000
TOTAL CURRENT LIABILITIES         34,952,000         4,544,000         2,907,000        27,501,000
TOTAL SHAREHOLDERS' EQUITY        76,962,000                --                --        76,962,000
                                ------------      ------------      ------------      ------------

                                                    Industrial          Aluminum
March 31, 2001                  Consolidated          Minerals         Recycling         Corporate
--------------                  ------------      ------------      ------------      ------------
Current assets                  $ 32,209,000      $ 26,114,000      $  4,142,000      $  1,953,000
Total assets                     104,823,000        68,373,000        22,874,000        13,576,000
Total current liabilities         21,058,000         3,673,000         2,966,000        14,419,000
Total shareholders' equity        79,842,000                --                --        79,842,000
                                ------------      ------------      ------------      ------------

COMMON SHARES AND STOCK OPTIONS

The Corporation has adopted the disclosure requirements of the new CICA Handbook
Section 3870 as follows:

Shares Outstanding

As at March 31, 2002, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,195,437 common shares issued and outstanding as of April 30, 2002.

The Corporation did not purchase any common shares in the first quarter of 2002, compared to 65,400 common shares repurchased in the same quarter of 2001.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,065,150 options outstanding as of April 30, 2002 of which 832,900 are exercisable as of April 30, 2002.

The following is a summary of option transactions under the Corporation's stock option plans:

                                                     ------------------------------   -------------------------------
                                                                  2002                             2001
                                                     ------------------------------   -------------------------------
                                                                   WEIGHTED-AVERAGE                  Weighted-average
                                                       OPTIONS      EXERCISE PRICE       Options      exercise price
                                                     ---------     ----------------   ----------     ----------------
Options outstanding at beginning of period           1,070,650     $           7.16    1,177,150     $           8.17
Options granted during period                               --                   --      250,500                 5.22
Options exercised during the period                         --                   --           --                   --
Options cancelled during the period                     (5,500)                9.75     (211,500)                9.05
                                                     ---------     ----------------   ----------     ----------------
Options outstanding at end of period                 1,065,150     $           7.15    1,216,150     $           7.76
                                                     ---------     ----------------   ----------     ----------------
Options exercisable at end of period                   832,900                           743,200
                                                     ---------                        ----------
Price range of options granted during the period            --                        $5.21-6.10
                                                     ---------                        ----------

The options expire from 2002 to 2010.

The following table summarizes information about the stock options outstanding at March 31, 2002:

    ----------------   ------------------------------------------------------    ---------------------------------
                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ------------------------------------------------------    ---------------------------------
       RANGE OF             NUMBER         WEIGHTED-AVERAGE       WEIGHTED-          NUMBER            WEIGHTED-
       EXERCISE         OUTSTANDING AT         REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
        PRICES          MARCH 31, 2002     CONTRACTUAL LIFE    EXERCISE PRICE    MARCH 31, 2002     EXERCISE PRICE
    ----------------    --------------   -------------------   --------------    --------------     --------------
    $ 5.00 TO $ 5.99           241,500           4.88 YEARS    $         5.21           120,750     $         5.21
    $ 6.00 TO $ 6.99           348,150           6.41 YEARS              6.32           301,150               6.29
    $ 7.00 TO $ 7.99           192,000           2.77 YEARS              7.31           157,500               7.30
    $ 8.00 TO $ 8.99            64,000           7.69 YEARS              8.21            34,000               8.24
    $ 9.00 TO $ 9.99            12,000           2.23 YEARS              9.06            12,000               9.06
    $10.00 TO $10.99           207,500           2.13 YEARS             10.19           207,500              10.19
    ----------------    --------------     ----------------    --------------    --------------     --------------
    $ 5.00 TO $10.99         1,065,150                                                  832,900
                        ==============                                           ==============

Stock Based Compensation

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Corporation's net income and earnings per share would have been reduced by approximately $460,000 or $0.05 per share in the first quarter of 2001. The fair value of the options granted during 2001 is estimated to be $460,000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0%; expected volatility of 29%; risk-free interest rates varying from 5.04% to 4.59%; and an expected life of 5 years. The Corporation granted no options in the first quarter of 2002.

Recent Accounting Pronouncements

In 2001, the CICA issued Section 3062 "Goodwill and Other Intangible Assets". This standard was effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. The Corporation's net income for the three-month period ended March 31, 2001 would have increased by $51,000. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. It also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation is currently assessing but has not yet determined the impact, if any, of the transitional impairment test on its financial position and results of operations.

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

                                                                                     ----------------------------
                                                                                          PERIOD ENDED MARCH 31
                                                                                         2002                2001
                                                                                     --------           ---------
     Net income, as reported                                                         $ 50,000           $ 682,000
     Add: Amortization of start-up activities and organization costs                    8,000              40,000
     Tax effect related thereto                                                        (2,000)             (6,000)
                                                                                     --------           ---------
     Net income, under U.S. GAAP                                                     $ 56,000           $ 716,000
                                                                                     ========           =========
     Net income per share, under U.S. GAAP
                   -  basic                                                          $   0.01           $    0.09
                   -  diluted                                                        $   0.01           $    0.08
                                                                                     --------           ---------

b.   Balance Sheets

     The following summarizes the balance sheet amounts in accordance with U.S. GAAP where amounts differ from the amounts reported under Canadian GAAP.

     U.S. GAAP, SOP 98-5, requires that the costs of start-up activities and organization costs be expensed in the period incurred rather than be deferred.

                                                ----------------------------        ------------------------------
                                                      MARCH 31, 2002                      December 31, 2001
                                                ----------------------------        ------------------------------
                                                CANADIAN GAAP      U.S. GAAP        Canadian GAAP        U.S. GAAP
                                                -------------   ------------        -------------     ------------
     Property, plant and equipment               $ 71,858,000   $ 70,419,000         $ 56,962,000     $ 55,523,000
     Other assets                                   6,461,000      6,256,000            6,206,000        5,993,000
     Future income tax benefits
         (non-current)                              7,394,000      7,552,000            7,394,000        7,554,000
     Accumulated other
         comprehensive loss                                --         (8,000)                  --         (534,000)
     Retained earnings                             26,870,000     25,384,000           26,820,000       25,328,000
                                                -------------   ------------        -------------     ------------

c.   Statements of Comprehensive Income

     U.S. GAAP requires a statement of comprehensive income as follows:

                                                                                      ----------------------------
                                                                                           PERIOD ENDED MARCH 31
                                                                                          2002                2001
                                                                                      --------           ---------
     Net income, under U.S. GAAP                                                      $ 56,000           $ 716,000
     Change in foreign currency translation adjustment                                  (8,000)           (385,000)
                                                                                      --------           ---------
     Comprehensive income                                                             $ 48,000           $ 331,000
                                                                                      ========           =========

d.   Recent Accounting Pronouncements

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended March 31, 2002 and the three months ended March 31, 2001, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Sales

The Corporation's net sales from operations for the quarter ended March 31, 2002 were $15.0 million, 9.6% or $1.6 million, lower than the same period of 2001.

Net sales in the industrial minerals group for the three months ended March 31, 2002 were $10.5 million, versus $11.8 million for the corresponding period in 2001, a decrease of $1.3 million or 10.7%. The decline in the revenue generated from the industrial minerals group was primarily due to a decrease in revenue generated from low iron sand sales. The impact of the disposition of the Natural Bridge, New York talc facility and the Benwood, West Virginia talc joint venture at the end of the first quarter of 2001 was offset by the revenue generated from the newly acquired attapulgite clay operation.

Net sales from the aluminum recycling group were $4.5 million in the first quarter of 2002 as compared to $4.8 million generated in the same period of 2001. The decline was mainly due to a decline in revenue earned from sales of heat containment systems.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2002 was $10.6 million, $0.8 million or 7.0% lower than the same quarter of 2001. Of the $0.8 million decrease, the industrial minerals group and aluminum recycling group contributed $0.6 million and $0.2 million, respectively. The decrease in the industrial minerals group was lower than would be anticipated due to the impact of low iron sand. In 2001, the Corporation produced, for inventory, low iron sand feedstock. This resulted in a lower cost of goods sold since, due to a change in the quarry being utilized, only industrial sand is currently being produced. Gross margin slightly decreased from 31.1% in the first quarter of 2001 to 29.2% in 2002.

Selling, General and Administrative

Selling, general and administrative expense ("SG&A") for the three months ended March 31, 2002 was $2.7 million, virtually unchanged from the same period of 2001 despite the additional professional fees arising from litigation expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the quarter ended March 31, 2002 was $1.5 million, down by $0.1 million, or 6.6%, from the same quarter in 2001. The decrease was mainly due to the sale of two talc plants in 2001 and cessation of goodwill amortization in 2002, partially offset by the depreciation arising from the acquisition of the attapulgite clay operation in 2002.

Operating Income

For the reasons discussed above, operating income for the three month period ended March 31, 2002 was $0.1 million, a decrease of $0.6 million from the comparable period in 2001.

Interest Income

Interest income for the three months ended March 31, 2002 was $31,000, versus $50,000 from the same period in 2001.

Interest Expense

Interest expense for the three months ended March 31, 2002 was $0.2 million, a decrease of $0.1 million, or 20.4%, from the comparable period in 2001. Total indebtedness was $27.8 million at the end of the first quarter of 2002 compared to $14.3 million at the end of the first quarter of 2001. The increase in indebtedness was due to the two acquisitions that occurred during the first quarter of 2002. Both acquisitions were funded from the Corporation's existing credit facility. Interest expense will increase prospectively.

Other Income, Net

The Corporation reported $0.3 million as other income in the first quarter of 2001, compared to $4,000 reported for the same period in 2002. The $0.3 million was generated from the sale of talc facilities located in Natural Bridge, New York and the Corporation's 60% interest in the Benwood, West Virginia facility in March 2001.

(Recovery of) Provision for Income Taxes

The Corporation recognized an income tax benefit of $0.1 million in 2002 as a result of a tax loss generated from U.S. operations. The Corporation recorded a $0.2 million income tax provision for the same quarter of 2001.

Net Income

As a result of the factors discussed above, the Corporation recorded a net income from operations for the quarter ended March 31, 2002 of $50,000 compared to net income from operations of $0.7 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

The Corporation had a working capital deficit of $4.5 million at March 31, 2002, compared to $10.1 million working capital at December 31, 2001. The decrease was mainly due to the drawdown under the credit facilities to fund the acquisitions in 2002. Because the credit facility is a 364 day facility, all the bank debt is considered current. As the yield curve swings in our favor, the debt will be restructured.

On April 1, 2002, the Corporation received $2.4 million from a major customer. The $2.4 million was used to pay down bank indebtedness. It has been recorded as deferred revenue effective April 1, 2002. This amount represents the shortfall of material taken by the customer in 2001 under the terms of the "take-or-pay" contract. The 2001 shortfall must be taken in 2002 or the residual amount will be forfeited. As a result the entire $2.4 million will be recognized as revenue by year end.

It is the opinion of management that there are sufficient sources of funds available to meet its anticipated cash requirements.


ITEM 3 - MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation's market risk is primarily a function of the potential impact of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs a periodic sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Current prices and interest rates are such that management believes that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation's financial instruments is included in the financial instruments note to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE
UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Factors that could cause actual results to differ materially include, among others, fluctuations in aluminum prices, problems regarding unanticipated competition, processing, access and transportation of supplies, availability of materials and equipment, force majeure events, the failure of plant equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Corporation's filings with the Commission. Many of these factors are beyond the Corporation's ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to the 2001 Annual Report filed on Form 10-K.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

Form 8-K filed February 12, 2002


                                    * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 30th day of April 2002.


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