Form 10-Q
period 2002-06-30
ZEMEX CORP
filed 2002-07-25
CIK 75644

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

                  For the quarterly period ended June 30, 2002
                          Commission file number 1-228

                                  [ZEMEX LOGO]

                                ZEMEX CORPORATION
             (Exact name of registrant as specified in its charter)

            CANADA                                     NONE
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


                      95 WELLINGTON STREET WEST, SUITE 2000
                        TORONTO, ONTARIO, CANADA M5J 2N7
                    (Address of principal executive offices)

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


                              YES    X       NO
                                  -------       -------


As of July 23, 2002, there were 8,210,518 shares of capital stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                ZEMEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                      (US$)

====================================================================================================

                                                              JUNE 30, 2002      December 31, 2001
----------------------------------------------------------------------------------------------------
                                                                (unaudited)
  ASSETS
  CURRENT ASSETS
  Cash                                                         $    301,000           $    532,000
  Accounts receivable                                            11,956,000              8,639,000
  Inventories                                                    17,346,000             16,417,000
  Prepaid expenses and other current assets                         629,000                380,000
  Income taxes receivable                                           317,000                601,000
  Future income tax benefits                                        384,000                384,000
----------------------------------------------------------------------------------------------------
                                                                 30,933,000             26,953,000

  PROPERTY, PLANT AND EQUIPMENT                                  69,080,000             56,962,000
  GOODWILL (notes 2 and 7)                                        2,787,000              2,701,000
  OTHER ASSETS                                                    3,708,000              3,505,000
  FUTURE INCOME TAX BENEFITS (NON-CURRENT)                        8,421,000              7,394,000
----------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                $ 114,929,000           $ 97,515,000
====================================================================================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Bank indebtedness                                           $  24,700,000           $ 11,000,000
  Accounts payable                                                3,561,000              2,957,000
  Accrued liabilities (note 3)                                    6,183,000              2,578,000
  Current portion of long term debt                                 339,000                284,000
----------------------------------------------------------------------------------------------------
                                                                 34,783,000             16,819,000

  LONG TERM DEBT                                                    286,000                211,000
  OTHER NON-CURRENT LIABILITIES                                   2,466,000              2,281,000
  FUTURE INCOME TAX OBLIGATIONS                                   1,470,000              1,399,000
----------------------------------------------------------------------------------------------------
                                                                 39,005,000             20,710,000
----------------------------------------------------------------------------------------------------
  SHAREHOLDERS' EQUITY
  Common stock                                                   54,027,000             53,786,000
  Retained earnings                                              25,326,000             26,820,000
  Note receivable from shareholder                               (1,259,000)            (1,259,000)
  Cumulative translation adjustment                              (2,170,000)            (2,542,000)
----------------------------------------------------------------------------------------------------
                                                                 75,924,000             76,805,000
----------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 114,929,000           $ 97,515,000
====================================================================================================

  Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (US$)

=============================================================================================================================
                                                               THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                                     2002            2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
  NET SALES                                                  $ 18,064,000    $ 14,493,000     $ 33,037,000     $ 31,055,000
-----------------------------------------------------------------------------------------------------------------------------
  COSTS AND EXPENSES
  Cost of goods sold                                           12,761,000       9,192,000       23,367,000       20,598,000
  Selling, general and administrative                           3,034,000       3,063,000        5,762,000        5,826,000
  Depreciation, depletion and amortization                      1,605,000       1,484,000        3,116,000        3,103,000
-----------------------------------------------------------------------------------------------------------------------------
                                                               17,400,000      13,739,000       32,245,000       29,527,000
-----------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                664,000         754,000          792,000        1,528,000
-----------------------------------------------------------------------------------------------------------------------------
  Interest income                                                   3,000          17,000           34,000           67,000
  Interest expense                                               (306,000)       (306,000)        (519,000)        (574,000)
  Other income, net                                                39,000         296,000           43,000          599,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (264,000)          7,000         (442,000)          92,000
-----------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR INCOME TAXES
     AND NON-CONTROLLING INTEREST                                 400,000         761,000          350,000        1,620,000
  Provision for income taxes                                      270,000         217,000          169,000          383,000
  Non-controlling interest in subsidiary earnings                      --              --               --           10,000
-----------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                 $    130,000    $    544,000     $    181,000     $  1,227,000
=============================================================================================================================
  NET INCOME PER SHARE
     BASIC                                                          $0.02           $0.07            $0.02            $0.15
     DILUTED                                                        $0.02           $0.06            $0.02            $0.15
-----------------------------------------------------------------------------------------------------------------------------
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                      7,938,485       8,283,234        7,929,950        8,346,791
     DILUTED                                                    8,093,323       8,440,871        8,007,222        8,397,255
=============================================================================================================================

Prepared in accordance with Canadian GAAP

                                ZEMEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (US$)

==========================================================================================================================
                                                                                   NOTE
                                                                             RECEIVABLE       CUMULATIVE
                                                COMMON         RETAINED            FROM      TRANSLATION
                                                 STOCK         EARNINGS     SHAREHOLDER       ADJUSTMENT           TOTAL
--------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2000            $ 57,212,000     $ 25,958,000     $(1,259,000)     $(2,008,000)   $ 79,903,000
  Stock issued under ESPP, net (a)             175,000               --              --               --         175,000
  Stock purchased for treasury              (1,742,000)              --              --               --      (1,742,000)
  Stock options repurchased                         --           (3,000)             --               --          (3,000)
  Net income for the period                         --        1,227,000              --               --       1,227,000
  Translation adjustment                            --               --              --          (94,000)        (94,000)
--------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2001                $ 55,645,000     $ 27,182,000     $(1,259,000)     $(2,102,000)   $ 79,466,000
==========================================================================================================================


--------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 2001            $ 53,786,000     $ 26,820,000     $(1,259,000)     $(2,542,000)   $ 76,805,000
  STOCK ISSUED UNDER ESPP, NET (a)             241,000               --              --               --         241,000
  STOCK PURCHASED FOR TREASURY                      --               --              --               --              --
  NET INCOME FOR THE PERIOD                         --          181,000              --               --         181,000
  GOODWILL IMPAIRMENT DUE TO
     CHANGE IN ACCOUNTING POLICY (b)                --       (1,675,000)             --               --      (1,675,000)
  TRANSLATION ADJUSTMENT                            --               --              --          372,000         372,000
--------------------------------------------------------------------------------------------------------------------------
  BALANCE AT JUNE 30, 2002                $ 54,027,000     $ 25,326,000     $(1,259,000)     $(2,170,000)   $ 75,924,000
==========================================================================================================================

  Prepared in accordance with Canadian GAAP

  (a)  Employee Stock Purchase Plan ("ESPP")

  (b)  See note 7

                                ZEMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (US$)

=================================================================================================================================
                                                                THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                                                      2002            2001                2002             2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $   130,000     $   544,000        $    181,000      $ 1,227,000
    Adjustments to reconcile net income to
     net cash flows from operating activities
      Depreciation, depletion and amortization                   1,605,000       1,484,000           3,116,000        3,103,000
      Increase (decrease) in future income tax obligations          72,000          65,000              70,000          (15,000)
      Non-controlling interest in subsidiary earnings                   --              --                  --           10,000
      Loss (gain) on sale of assets                                  2,000          12,000               2,000         (290,000)
      Decrease (increase) in other assets                           44,000        (126,000)           (222,000)        (169,000)
      Increase in other non-current liabilities                      4,000          25,000               5,000           42,000
      Changes in non-cash working capital items                  1,639,000      (1,085,000)             60,000       (2,988,000)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                      3,496,000         919,000           3,212,000          920,000
---------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                (1,335,000)       (736,000)         (2,507,000)      (1,044,000)
      Acquisitions, net of cash acquired                                --              --         (14,706,000)              --
      Proceeds from sale of assets                                   6,000           4,000              10,000        3,635,000
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities           (1,329,000)       (732,000)        (17,203,000)       2,591,000
---------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in bank indebtedness              (2,300,000)        500,000          13,700,000       (3,000,000)
      Net decrease in long term debt                              (173,000)       (144,000)           (279,000)        (308,000)
      Issuance of common stock                                     126,000          95,000             241,000          175,000
      Purchase of common stock and options                              --      (1,375,000)                 --       (1,745,000)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities           (2,347,000)       (924,000)         13,662,000       (4,878,000)
---------------------------------------------------------------------------------------------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                          100,000         115,000              98,000          (27,000)
---------------------------------------------------------------------------------------------------------------------------------
  NET DECREASE IN CASH                                             (80,000)       (622,000)           (231,000)      (1,394,000)

  CASH AT BEGINNING OF PERIOD                                      381,000       1,403,000             532,000        2,175,000
---------------------------------------------------------------------------------------------------------------------------------
  CASH AT END OF PERIOD                                        $   301,000     $   781,000        $    301,000      $   781,000
=================================================================================================================================

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

The consolidated financial statements prepared in accordance with Canadian GAAP, include the accounts of Zemex Corporation and its subsidiaries (the "Corporation"). The financial data for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001 is unaudited but, in the opinion of management, reflects all adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2001.

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


2.   ACQUISITIONS AND DISPOSITIONS

a. On March 27, 2002, the Corporation purchased through a newly formed subsidiary, Alumitech of West Virginia, Inc., the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.1 million and was financed by a drawdown on the Corporation's credit facility.

     As contingent consideration for the purchase, the Corporation issued Series A and Series B warrants which are exercisable for cash consideration into shares of Alumitech, Inc., or into shares of the Corporation if Alumitech, Inc. is not publicly listed by December 31, 2006. The warrants, which vest in 2005 and 2006 respectively, will terminate if certain earnings targets are not met by the aluminum operations of Alumitech by the beginning of these fiscal years.

b. On February 1, 2002, the Corporation acquired, through Zemex Attapulgite, LLC, a newly incorporated subsidiary under the industrial minerals group, the assets of an attapulgite clay operation from Milwhite, Inc. The Corporation paid approximately $11.6 million for the acquisition and funded it by a drawdown from its existing credit facility.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. As a result of third party valuation reports completed in the second quarter, the Corporation has revised its initial allocation of the purchase price, reclassifying $2.8 million from capital assets to goodwill.

     ===========================================================================
       Current assets                                             $  1,123,000
       Capital assets                                                8,840,000
       Goodwill                                                      2,787,000
     ---------------------------------------------------------------------------
       Total assets                                                 12,750,000
       Current liabilities                                             991,000
       Other non-current liabilities                                   180,000
     ---------------------------------------------------------------------------
       Net assets acquired                                        $ 11,579,000
     ===========================================================================


c. On March 20, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. ("IMI Fabi"). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001. Of the sale proceeds, $3.7 million was received in March 2001 and applied to reduce the Corporation's outstanding borrowings under its credit facilities. The balance, which was originally included in accounts receivable, was received in September 2001.

3.   DEFERRED REVENUE

Included in accrued liabilities at June 30, 2002 is deferred revenue of $1.9 million related to a "take-or-pay" arrangement with a customer. The Corporation recognizes revenue when goods are delivered to customers or when all significant contractual obligations have been satisfied.

4.   SEGMENTED INFORMATION

The Corporation carries on its commercial activities in two principal lines of business and is organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and earnings (loss) from operations and assets by business segment appears below:

====================================================================================================================
                                                                       INDUSTRIAL        ALUMINUM
  THREE MONTHS ENDED JUNE 30, 2002                  CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
--------------------------------------------------------------------------------------------------------------------
  NET SALES                                         $ 18,064,000     $ 12,502,000     $ 5,562,000      $        --
  OPERATING INCOME (LOSS)                                664,000        1,787,000        (191,000)        (932,000)
  INTEREST EXPENSE                                      (306,000)         (36,000)         (6,000)        (264,000)
  NET INCOME (LOSS)                                      130,000        1,510,000        (160,000)      (1,220,000)
====================================================================================================================

====================================================================================================================
                                                                       Industrial        Aluminum
  Three Months Ended June 30, 2001                  Consolidated         Minerals       Recycling        Corporate
--------------------------------------------------------------------------------------------------------------------
  Net sales                                         $ 14,493,000      $ 9,815,000     $ 4,678,000        $      --
  Operating income (loss)                                754,000        1,824,000        (113,000)        (957,000)
  Interest expense                                      (306,000)         (71,000)         (2,000)        (233,000)
  Net income (loss)                                      544,000        1,657,000        (127,000)        (986,000)
====================================================================================================================

====================================================================================================================
                                                                       INDUSTRIAL        ALUMINUM
  SIX MONTHS ENDED JUNE 30, 2002                    CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
--------------------------------------------------------------------------------------------------------------------
  NET SALES                                         $ 33,037,000     $ 22,996,000    $ 10,041,000      $        --
  OPERATING INCOME (LOSS)                                792,000        3,130,000        (511,000)      (1,827,000)
  INTEREST EXPENSE                                      (519,000)         (48,000)        (11,000)        (460,000)
  NET INCOME (LOSS)                                      181,000        2,655,000        (466,000)      (2,008,000)
====================================================================================================================

====================================================================================================================
                                                                       Industrial        Aluminum
  Six Months Ended June 30, 2001                    Consolidated         Minerals       Recycling        Corporate
--------------------------------------------------------------------------------------------------------------------
  Net sales                                         $ 31,055,000     $ 21,562,000     $ 9,493,000      $        --
  Operating income (loss)                              1,528,000        3,571,000        (340,000)      (1,703,000)
  Interest expense                                      (574,000)         (15,000)        (10,000)        (549,000)
  Net income (loss)                                    1,227,000        3,703,000        (362,000)      (2,114,000)
====================================================================================================================

====================================================================================================================
                                                                       INDUSTRIAL        ALUMINUM
  JUNE 30, 2002                                     CONSOLIDATED         MINERALS       RECYCLING        CORPORATE
--------------------------------------------------------------------------------------------------------------------
  CURRENT ASSETS                                    $ 30,933,000     $ 24,883,000     $ 3,730,000      $ 2,320,000
  TOTAL ASSETS                                       114,929,000       79,150,000      22,974,000       12,805,000
  TOTAL CURRENT LIABILITIES                           34,783,000        6,637,000       2,788,000       25,358,000
  TOTAL SHAREHOLDERS' EQUITY                          75,924,000               --              --       75,924,000
====================================================================================================================

====================================================================================================================
                                                                       Industrial        Aluminum
  December 31, 2001                                 Consolidated         Minerals       Recycling        Corporate
--------------------------------------------------------------------------------------------------------------------
  Current assets                                    $ 26,953,000     $ 22,151,000     $ 2,602,000      $ 2,200,000
  Total assets                                        97,515,000       64,490,000      20,306,000       12,719,000
  Total current liabilities                           16,819,000        3,501,000       1,911,000       11,407,000
  Total shareholders' equity                          76,805,000               --              --       76,805,000
====================================================================================================================


5.   COMMON SHARES AND STOCK OPTIONS

Shares Outstanding

As at June 30, 2002, the Corporation's authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 8,210,518 common shares issued and outstanding as of July 23, 2002.

The Corporation did not repurchase any common shares in the second quarter of 2002 as compared to 195,600 common shares repurchased in the same quarter of 2001, at an average price of $7.02 per share. The Corporation did not repurchase any shares during the six months ended June 30, 2002, compared to 261,000 common shares repurchased in the same period in 2001, at an average price of $6.67 per share.

Stock Options Outstanding

The Corporation provides stock option incentive plans, which are intended to provide long-term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation's common shares. The options vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,120,650 options outstanding as of July 23, 2002 of which 871,900 are exercisable as of July 23, 2002.

The following is a summary of option transactions under the Corporation's stock option plans for the three months and six months ended June 30, as follows:

====================================================================================================================
  THREE MONTHS ENDED JUNE 30                                     2002                              2001
--------------------------------------------------------------------------------------------------------------------
                                                                WEIGHTED-AVERAGE                   Weighted-average
                                                      OPTIONS    EXERCISE PRICE          Options    exercise price
--------------------------------------------------------------------------------------------------------------------
  Options outstanding at beginning of period        1,065,150             $7.14        1,216,150         $7.40
  Options granted during period                        57,500              6.83           22,000          7.25
  Options exercised during the period                      --                --           (8,000)         6.50
  Options cancelled during the period                      --                --         (166,500)         8.46
--------------------------------------------------------------------------------------------------------------------
  Options outstanding at end of period              1,122,650             $7.13        1,063,650         $7.23
--------------------------------------------------------------------------------------------------------------------
  Options exercisable at end of period                873,900                            731,150
--------------------------------------------------------------------------------------------------------------------
  Price range of options granted during the period      $6.83                              $7.25
====================================================================================================================

====================================================================================================================
  SIX MONTHS ENDED JUNE 30                                       2002                              2001
--------------------------------------------------------------------------------------------------------------------
                                                                WEIGHTED-AVERAGE                   Weighted-average
                                                      OPTIONS    EXERCISE PRICE           Options   exercise price
--------------------------------------------------------------------------------------------------------------------
  Options outstanding at beginning of period        1,070,650             $7.16         1,177,150        $8.17
  Options granted during period                        57,500              6.83           272,500         5.28
  Options exercised during the period                      --                --            (8,000)        6.50
  Options cancelled during the period                  (5,500)             9.75          (378,000)        8.89
--------------------------------------------------------------------------------------------------------------------
  Options outstanding at end of period              1,122,650             $7.13         1,063,650        $7.23
--------------------------------------------------------------------------------------------------------------------
  Options exercisable at end of period                873,900                             731,150
--------------------------------------------------------------------------------------------------------------------
  Price range of options granted during the period      $6.83                         $5.21~$7.25
====================================================================================================================

The options expire from 2002 to 2010.

The following table summarizes information about the stock options outstanding at June 30, 2002:

====================================================================================================================
                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------------------
       RANGE OF             NUMBER         WEIGHTED-AVERAGE      WEIGHTED-           NUMBER           WEIGHTED-
       EXERCISE         OUTSTANDING AT        REMAINING           AVERAGE        EXERCISABLE AT        AVERAGE
        PRICES           JUNE 30, 2002     CONTRACTUAL LIFE    EXERCISE PRICE     JUNE 30, 2002     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
    $ 5.00 TO $ 5.99        241,500            4.63 YEARS          $ 5.21             120,750           $ 5.21
    $ 6.00 TO $ 6.99        405,650            6.13 YEARS            6.39             301,150             6.29
    $ 7.00 TO $ 7.99        192,000            2.53 YEARS            7.31             168,500             7.29
    $ 8.00 TO $ 8.99         64,000            7.44 YEARS            8.21              64,000             8.21
    $ 9.00 TO $ 9.99         12,000            1.98 YEARS            9.06              12,000             9.06
    $10.00 TO $10.99        207,500            1.88 YEARS           10.19             207,500            10.19
--------------------------------------------------------------------------------------------------------------------
    $ 5.00 TO $10.99      1,122,650                                                   873,900
====================================================================================================================


6.   STOCK BASED COMPENSATION

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Corporation's net income and earnings per share would have been reduced by approximately $129,000 or $0.02 per share in the second quarter of 2002, and $56,000 or $0.01 per share in the same period of 2001. For the six-month periods ended June 30, the Corporation's net income and earnings per share would have been reduced by $129,000 or $0.02 per share in 2002, and $514,000 or $0.06 per share in 2001. The fair value of the options granted during 2002 and 2001 is estimated to be $129,000 and $514,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: dividend yield of 0%; expected volatility of 28% and 29%; risk-free interest rates varying from 4.18% to 5.17%; and an expected life of 5 years.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

In 2001, the Canadian Institute of Chartered Accountants issued Section 3062 "Goodwill and Other Intangible Assets". This standard was effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. The Corporation's net income would have increased by $50,000 for the three-month period ended June 30, 2001 and $100,000 for the six-month period ended June 30, 2001 had goodwill not been amortized during these periods. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

It also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. This implementation review was completed as at June 30, 2002 for the goodwill that had been recorded by the Corporation's aluminum recycling group, the operation of which collectively comprise a reporting unit, on the acquisition of S&R Enterprises, Inc. The review indicated an impairment of goodwill. The impairment has arisen as a result of the fair market value of the reporting unit declining due to the depressed nature of the secondary aluminum industry. An amount of $1.7 million (net of tax of $1.0 million), representing the goodwill impairment, was charged to opening retained earnings effective January 1, 2002 in accordance with the transitional provisions of this standard.

8.   DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

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

     The implementation of Section 3062 of the CICA Handbook, "Goodwill and Other Intangible Assets", and Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", requires the assessment of potential impairments of goodwill and where an impairment exists, the elimination of the goodwill. For the purpose of CICA Section 3062 the impaired goodwill is charged against opening retained earnings; however, for the purpose of SFAS No. 142 the charge is recognized in the income statement as a cumulative change in accounting policy.

     The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

     ===================================================================================================================
                                                           THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                                    2002         2001              2002           2001
     -------------------------------------------------------------------------------------------------------------------
       Net income as reported                                $   130,000    $ 544,000       $   181,000    $ 1,227,000
       Add:   Amortization of start-up activities
              and organization costs                               8,000        8,000            15,000         47,000
       Tax effect related thereto                                 (2,000)      (2,000)           (3,000)        (8,000)
     -------------------------------------------------------------------------------------------------------------------
       Net income before cumulative change
          in accounting policy                                   136,000      550,000           193,000      1,266,000
       Less:  Goodwill impairment                             (2,701,000)          --        (2,701,000)            --
       Tax effect related thereto                              1,026,000           --         1,026,000             --
     -------------------------------------------------------------------------------------------------------------------
       Net (loss) income under U.S. GAAP                     $(1,539,000)   $ 550,000       $(1,482,000)   $ 1,266,000
     ===================================================================================================================

       Net income per share before cumulative change
          in accounting policy, under U.S. GAAP
             -  basic                                             $ 0.02       $ 0.07            $ 0.02         $ 0.15
             -  diluted                                           $ 0.02       $ 0.07            $ 0.02         $ 0.15
     -------------------------------------------------------------------------------------------------------------------

       Net (loss) income per share, under U.S. GAAP
             -  basic                                             $(0.19)      $ 0.07            $(0.19)        $ 0.15
             -  diluted                                           $(0.19)      $ 0.07            $(0.19)        $ 0.15
     ===================================================================================================================


b.   Balance Sheets

     Under U.S. GAAP, SOP 98-5 requires that the costs of start-up activities and organization costs be expensed in the period incurred rather than be deferred.

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

     ===========================================================================================================
                                                    JUNE 30, 2002                      December 31, 2001
                                             -------------------------------------------------------------------
                                             CANADIAN GAAP     U.S. GAAP        Canadian GAAP        U.S. GAAP
     -----------------------------------------------------------------------------------------------------------
       Property, plant and equipment          $ 69,080,000  $ 67,641,000         $ 56,962,000     $ 55,523,000
       Other assets                              3,708,000     3,511,000            3,505,000        3,292,000
       Future income tax benefits
          (non-current)                          8,421,000     8,577,000            7,394,000        7,554,000
       Accumulated other
          comprehensive loss                            --    (2,170,000)                  --       (2,542,000)
       Retained earnings                        25,326,000    23,846,000           26,820,000       25,328,000
     ===========================================================================================================

c.   Statements of Comprehensive (Loss) Income

     U.S. GAAP requires a statement of comprehensive (loss) income as follows:

     =================================================================================================================
                                                        THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                            2002              2001            2002              2001
     -----------------------------------------------------------------------------------------------------------------
       Net (loss) income under U.S. GAAP             $(1,539,000)        $ 550,000     $(1,482,000)      $ 1,266,000
       Change in foreign currency translation
          adjustment                                     380,000           298,000         372,000           (78,000)
     -----------------------------------------------------------------------------------------------------------------
       Comprehensive (loss) income                   $(1,159,000)        $ 848,000     $(1,110,000)      $ 1,188,000
     =================================================================================================================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended June 30, 2002 and the three months ended June 30, 2001, and for the six months ended June 30, 2002 and the six months ended June 30, 2001, and certain factors that may affect the Corporation's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets

The fair value of the long-lived assets is dependent on the performance of the operations which the Corporation owns. In assessing potential impairment for these assets the Corporation will consider this factor as well as the forecasted financial performance. If the forecast is not met and the outlook does not provide for sufficient cash flow to recoup the investments, the Corporation may have to record additional impairment charges not previously recognized.

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

RESULTS OF OPERATIONS

There are three main factors that have impacted the results of operations in 2002:

o Effective February 28, 2001, the Corporation sold its Natural Bridge, New York talc facility and 60% interest in Fabi-Benwood, LLC.

o On February 1, 2002, the Corporation acquired certain assets of an attapulgite clay operation located in Attapulgus, Georgia.

o In 2001, the Corporation produced, as a co-product of its sodium feldspar operation, feedstock for its low iron sand operation. In 2002, due to a change in mining plan, the Corporation is producing a low value industrial sand as a by-product. This has had an adverse impact on cost of goods sold of approximately $0.9 million. Additionally, sales of low iron sand are currently well behind budget. As this material is the subject of a "take-or-pay" contract, management anticipates that revenue will be on budget by year end.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Sales

The Corporation's net sales from operations for the three months ended June 30, 2002 were $18.1 million compared to $14.5 million for the three months ended June 30, 2001, an increase of $3.6 million, or 24.6%.

Net sales in the industrial minerals group for the three months ended June 30, 2002 were $12.5 million compared to $9.8 million in 2001. The increase of $2.7 million, or 27.4%, in revenue was mainly due to the revenue generated from the newly acquired attapulgite clay operation and increased sales revenue generated from the Suzorite Mica operation. The increase was offset by a $0.4 million decrease in low iron sand sales during the current quarter.

Net sales for the aluminum recycling group were $5.6 million for the quarter ended June 30, 2002, compared to $4.7 million for the same period in 2001. The increase of 18.9% in revenue was primarily due to revenue from the newly acquired aluminum dross processor located in Friendly, West Virginia in part offset by the decrease in revenue generated from heat containment systems. The heat containment operation remains depressed due to the condition of the steel industry.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2002 was $12.8 million, an increase of 38.8%, from the comparable period in 2001. Of the $3.6 million increase, the industrial minerals group accounted for $2.7 million and the aluminum recycling group accounted for $0.9 million. The increase from the industrial minerals group was due to the acquisition of clay operation in the first quarter of 2002 and the change in the quarry being utilized in feldspar operation. In 2002 the Feldspar operation generates low value industrial sand as a by-product rather than the high value low iron sand produced last year. The increase attributable to the aluminum recycling group was primarily due to the acquisition of the West Virginia aluminum dross processor in March 2002. As a result of reasons discussed above, the gross margin as a percentage of sales for the quarter ended June 30, 2002 decreased by 19.7% from 36.6% to 29.4%.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") for the three-month period ended June 30, 2002 was $3.0 million, effectively unchanged from the corresponding period in 2001. SG&A expense as a percentage of revenue decreased from 21.1% in 2001 to 16.8% in 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 2002 was $1.6 million, an increase of 8.2% over the comparable period in 2001 as a result of the acquisition of Zemex Attapulgite, LLC which was completed in the first quarter of 2002.

Operating Income

Operating income for the three-month period ended June 30, 2002 was $0.7 million, a decrease of 12.0% from the comparable period in 2001. The decline in low iron sand sales resulted in a shortfall of $0.2 million which changed the variance from a positive 12% to a negative 12%.

Interest Income

Interest income for the three months ended June 30, 2002 was $3,000 as compared to $17,000 for the same period in 2001.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $0.3 million, effectively unchanged from the comparable period in 2001. Total bank indebtedness was $25.3 million as of June 30, 2002, as compared to $14.6 million as of June 30, 2001. The increase in indebtedness arose from the two acquisitions that occurred in the first quarter of 2002. Both acquisitions were funded from the Corporation's credit facilities. Interest expense will increase prospectively. The increased level of indebtedness was offset by lower interest rates.

Other Income, Net

During the second quarter of 2001, the Corporation received a settlement of a long outstanding business interruption insurance claim relating to the previously sold metal powders operation. $0.3 million was recognized as other income.

Provision for Income Taxes

The Corporation recorded $0.3 million as provision for income taxes for the three months ended June 30, 2002 as compared to $0.2 million recorded in the same period of 2001.

Net Income

As a result of the factors discussed above, the Corporation recorded net income for the three months ended June 30, 2002 of $0.1 million compared to $0.5 million for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Sales

The Corporation's net sales for the six months ended June 30, 2002 increased to $33.0 million, or 6.4%, from $31.0 million in the corresponding period in 2001. Of the $2.0 million increase, the industrial minerals group contributed $1.4 million and aluminum recycling group, $0.6 million.

Net sales in the industrial minerals group were $23.0 million for the six-month period ended June 30, 2002, compared to $21.6 million in 2001. The increase arose from several factors: an acquisition of the attapulgite clay operation in the first quarter of 2002, the sale of Natural Bridge, New York talc facility and the Benwood, West Virginia talc joint venture in the first quarter of 2001 and improved sales revenue generated from the mica operation.

Net sales in the aluminum recycling group was $10.0 million for the period ended June 30, 2002 versus $9.4 million for the same period in 2001. The revenue generated from the newly purchased aluminum dross processor was offset by the decrease in sales from the heat containment unit.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2002 was $23.4 million, compared to $20.6 million in 2001. The increase was mainly due to the acquisitions that occurred in the first quarter of 2002 and the dispositions of the talc facilities in 2001. The change in low iron sand feedstock production has also adversely impacted cost of goods sold. Gross margin as percentage of sales decreased from 33.7% in 2001 to 29.3% in 2002.

Selling, General and Administrative Expense

SG&A expense for the six-month period ended June 30, 2002 was $5.8 million, marginally down from the same period in 2001.

Depreciation, Depletion and Amortization

DD&A for the six months ended June 30, 2002 was $3.1 million, effectively unchanged from the corresponding period in 2001.

Operating Income

Operating income for the six-month period ended June 30, 2002 was $0.8 million, a decrease of $0.7 million, or 48.2%, from the comparable period in 2001.

Interest Income

Interest income for the six months ended June 30, 2002 was $34,000 versus $67,000 for the same period in 2001.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $0.5 million, 9.6% lower than in the same period in 2001. Total indebtedness was $25.3 million as of June 30, 2002, versus $14.6 million as of June 30, 2001. The increase in indebtedness was mainly due to the drawdown of credit facilities to fund the two acquisitions in 2002, compared to the paydown of credit facilities in 2001 as a result of sale of talc facilities.

Other Income, Net

The Corporation recorded other income of $0.6 million for the six months ended June 30, 2001, compared to $43,000 for the same period in 2002. The 2001 income arose from the sale of the talc plants and insurance proceeds as previously discussed.

Provision for Income Taxes

The Corporation recorded an income tax provision of $0.2 million for the six months ended June 30, 2002, as compared to $0.4 million recorded in the corresponding period in 2001.

Net Income

As a result of the factors discussed above, the Corporation recorded a net income of $0.2 million for the six months ended June 30, 2002 compared to $1.2 million for the same period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

During the first two quarters of 2002, the Corporation generated cash flow from operations of $3.2 million as compared to $0.9 million for the first six months of 2001. Non-cash working capital generated $60,000 in the period ended June 30, 2002, versus an outflow of $3.0 million in the same period of 2001.

The Corporation had a working capital deficit of $3.9 million at June 30, 2002 compared to a $10.1 million working capital at December 31, 2001. The decrease was mainly due to the drawdown under the credit facility to fund the acquisitions in 2002. Because the credit facility is a 364 day facility, all the bank debt is considered current.

The Corporation's current credit facility expires on July 31, 2002. As part of the renewal negotiations, the banks have agreed to split the facility into two tranches. The first $10 million tranche will remain a 364 day facility. The second $20 million tranche will be for a two year term. Additionally the banks have agreed to a short-term increase in the leverage covenant to provide the Corporation with additional flexibility. There are no proposed changes to the current pricing grid. Documentation is expected to be finalized shortly.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's 2002 Annual Meeting of Shareholders held on June 14, 2002, the following actions were taken and votes tabulated:

1.   Nine directors were elected for the ensuing year.

                    NAME                     VOTES FOR          VOTES WITHHELD
     ---------------------------------    ----------------    ------------------
       Paul A. Carroll                       7,460,704               6,596
       Morton A. Cohen                       7,460,704               6,596
       John M. Donovan                       7,460,704               6,596
       R. Peter Gillin                       7,460,704               6,596
       Jonathan Goodman                      7,460,704               6,596
       Peter Lawson-Johnston                 7,460,704               6,596
       Richard L. Lister                     7,460,704               6,596
       Garth A.C. MacRae                     7,460,704               6,596
       William J. vanden Heuvel              7,460,704               6,596

2. The appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Corporation and its subsidiaries for the fiscal year ending December 31, 2002 was ratified.

         VOTES FOR          VOTES AGAINST        VOTES WITHHELD
     -----------------    -----------------    ------------------
         7,460,524               n/a                  3,899

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

Dated this 24th day of July, 2002.

                          ZEMEX CORPORATION
                          (Registrant)



                           By:   /s/ ALLEN J. PALMIERE
                                 --------------------------------------------
                                 Allen J. Palmiere
                                 Vice President, Chief Financial Officer
                                 and Corporate Secretary
                                 (Principal Financial and Accounting Officer
                                 and authorized signatory)