Form 10-Q
period 2002-09-30
ZEMEX CORP
filed 2002-11-13
CIK 75644

CONFORMED

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission file number 1-228

ZEMEX CORPORATION
(Exact name of registrant as specified in its charter)

CANADA (State or other jurisdiction of incorporation or organization)	NONE (I.R.S. Employer Identification Number)

95 Wellington Street West, Suite 2000
Toronto, Ontario, Canada M5J 2N7
(Address of principal executive offices)

(416) 365-8080
(Registrant’s telephone number, including area code)

www.zemex.com
(Registrant’s website address)

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

As of November 12, 2002, there were 7,872,489 shares of capital stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

ZEMEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(US$)

	September 30, 2002	December 31, 2001

ASSETS	(unaudited)
Current assets
Cash	$379,000	$532,000
Accounts receivable	12,010,000	8,639,000
Inventories	17,095,000	16,417,000
Prepaid expenses and other current assets	914,000	380,000
Income taxes receivable	840,000	601,000
Future income tax benefits	384,000	384,000

	31,622,000	26,953,000
Property, plant and equipment	68,207,000	56,962,000
Goodwill (notes 2 and 8)	2,787,000	2,701,000
Other assets	3,764,000	3,505,000
Future income tax benefits	8,421,000	7,394,000

TOTAL ASSETS	$114,801,000	$97,515,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank indebtedness	$6,000,000	$11,000,000
Accounts payable	3,736,000	2,957,000
Accrued liabilities (note 3)	6,676,000	2,578,000
Current portion of long term debt	300,000	284,000

	16,712,000	16,819,000
Long term debt (note 4)	20,274,000	211,000
Other non-current liabilities	2,418,000	2,281,000
Future income tax obligations	1,404,000	1,399,000

	40,808,000	20,710,000

Shareholders’ equity
Common stock	51,509,000	53,786,000
Retained earnings	25,002,000	26,820,000
Note receivable from shareholder (note 9)	—	(1,259,000)
Cumulative translation adjustment	(2,518,000)	(2,542,000)

	73,993,000	76,805,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,801,000	$97,515,000

Prepared in accordance with Canadian GAAP

ZEMEX CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(US$)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(unaudited)
NET SALES	$19,592,000	$14,125,000	$52,629,000	$45,181,000

COSTS AND EXPENSES
Cost of goods sold	13,709,000	9,300,000	37,076,000	29,898,000
Selling, general and administrative	4,657,000	2,940,000	10,418,000	8,766,000
Depreciation, depletion and amortization	1,629,000	1,487,000	4,746,000	4,590,000

	19,995,000	13,727,000	52,240,000	43,254,000

OPERATING (LOSS) INCOME	(403,000)	398,000	389,000	1,927,000

Interest income	14,000	10,000	48,000	77,000
Interest expense	(288,000)	(170,000)	(808,000)	(744,000)
Other income, net	1,000	1,000	45,000	599,000

	(273,000)	(159,000)	(715,000)	(68,000)

(LOSS) INCOME BEFORE (RECOVERY OF) PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST	(676,000)	239,000	(326,000)	1,859,000
(Recovery of) provision for income taxes	(352,000)	149,000	(183,000)	532,000
Non-controlling interest in subsidiary earnings	—	—	—	10,000

NET (LOSS) INCOME	$(324,000)	$90,000	$(143,000)	$1,317,000

NET (LOSS) INCOME PER SHARE
BASIC	$(0.04)	$0.01	$(0.02)	$0.16
DILUTED	$(0.04)	$0.01	$(0.02)	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	7,899,992	8,147,376	7,919,854	8,279,589
DILUTED	7,922,194	8,227,101	8,002,722	8,362,750

Prepared in accordance with Canadian GAAP

ZEMEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(US$)

			Note
			Receivable	Cumulative
	Common	Retained	From	Translation
	Stock	Earnings	Shareholder	Adjustment	Total

Balance at December 31, 2000	$57,212,000	$25,958,000	$(1,259,000)	$(2,008,000)	$79,903,000
Stock issued under ESPP, net (a)	290,000	—	—	—	290,000
Stock purchased for treasury	(2,842,000)	—	—	—	(2,842,000)
Stock options repurchased	—	(3,000)	—	—	(3,000)
Net income for the period	—	1,317,000	—	—	1,317,000
Translation adjustment	—	—	—	(461,000)	(461,000)

Balance at September 30, 2001 (unaudited)	$54,660,000	$27,272,000	$(1,259,000)	$(2,469,000)	$78,204,000

Balance at December 31, 2001	$53,786,000	$26,820,000	$(1,259,000)	$(2,542,000)	$76,805,000
Stock issued under ESPP, net (a)	214,000	—	—	—	214,000
Stock purchased for treasury	(2,491,000)	—	—	—	(2,491,000)
Net loss for the period	—	(143,000)	—	—	(143,000)
Goodwill impairment due to change in accounting policy (b)	—	(1,675,000)	—	—	(1,675,000)
Shareholder loan repaid (c)	—	—	1,259,000	—	1,259,000
Translation adjustment	—	—	—	24,000	24,000

Balance at September 30, 2002 (unaudited)	$51,509,000	$25,002,000	$—	$(2,518,000)	$73,993,000

Prepared in accordance with Canadian GAAP

(a)	Employee Stock Purchase Plan (“ESPP”)
(b)	See note 8
(c)	See note 9

ZEMEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(US$)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(324,000)	$90,000	$(143,000)	$1,317,000
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation, depletion and amortization	1,629,000	1,487,000	4,746,000	4,590,000
(Decrease) increase in future income tax obligations	(66,000)	(67,000)	5,000	(82,000)
Non-controlling interest in subsidiary earnings	—	—	—	10,000
Loss (gain) on sale of assets	1,000	(4,000)	2,000	(294,000)
Increase in other assets	(63,000)	(24,000)	(286,000)	(192,000)
(Decrease) increase in other non-current liabilities	(48,000)	33,000	(43,000)	75,000
Changes in non-cash working capital items	56,000	172,000	117,000	(2,817,000)

Net cash provided by operating activities	1,185,000	1,687,000	4,398,000	2,607,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,004,000)	(1,319,000)	(3,511,000)	(2,363,000)
Acquisitions, net of cash acquired	—	—	(14,706,000)	—
Proceeds from sale of assets	5,000	3,729,000	15,000	7,364,000

Net cash (used in) provided by investing activities	(999,000)	2,410,000	(18,202,000)	5,001,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in bank indebtedness	(18,700,000)	(2,645,000)	(5,000,000)	(5,645,000)
Net increase (decrease) in long term debt	19,949,000	(26,000)	19,670,000	(333,000)
Decrease in note from shareholder	1,259,000	—	1,259,000	—
Issuance of common stock	(26,000)	116,000	214,000	290,000
Purchase of common stock and options	(2,491,000)	(1,100,000)	(2,491,000)	(2,845,000)

Net cash (used in) provided by financing activities	(9,000)	(3,655,000)	13,652,000	(8,533,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(99,000)	(123,000)	(1,000)	(150,000)

NET INCREASE (DECREASE) IN CASH	78,000	319,000	(153,000)	(1,075,000)
CASH AT BEGINNING OF PERIOD	301,000	781,000	532,000	2,175,000

CASH AT END OF PERIOD	$379,000	$1,100,000	$379,000	$1,100,000

Prepared in accordance with Canadian GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The consolidated financial statements prepared in accordance with Canadian GAAP, include the accounts of Zemex Corporation and its subsidiaries (the “Corporation”). The financial data for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001 is unaudited but, in the opinion of management, reflects all adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of operations for the entire year. All material intercompany transactions have been eliminated. The following should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2001.

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Industrial Minerals, Inc., Zemex Mica Corporation and Zemex Attapulgite, LLC; and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., Alumitech of West Virginia, Inc. and ETS Schaefer Corporation.

2. Acquisitions and Dispositions

a.	On March 27, 2002, the Corporation purchased through a newly formed subsidiary, Alumitech of West Virginia, Inc., the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was approximately $3.1 million and was financed by a drawdown on the Corporation’s credit facility.

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

b.	On February 1, 2002, the Corporation acquired, through Zemex Attapulgite, LLC, a newly incorporated subsidiary under the industrial minerals group, the assets of an attapulgite clay operation from Milwhite, Inc. The Corporation paid approximately $11.6 million for the assets and funded the acquisition through the drawdown from its credit facility.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. As a result of third party valuation reports completed in the second quarter, the Corporation revised its initial allocation of the purchase price, reclassifying $2.8 million from capital assets to goodwill.

Current assets	$1,123,000
Capital assets	8,840,000
Goodwill	2,787,000

Total assets	12,750,000
Current liabilities	991,000
Other non-current liabilities	180,000

Net assets acquired	$11,579,000

c.	On March 20, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for approximately $7.5 million to IMI Fabi S.p.A. (“IMI Fabi”). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001. Of the sale proceeds, $3.7 million was received in March 2001 and applied to reduce the Corporation’s outstanding borrowings under its credit facility. The balance, which was originally included in accounts receivable, was received in September 2001.

3.  Deferred Revenue

Included in accrued liabilities at September 30, 2002 is deferred revenue of $1.5 million related to a “take-or-pay” arrangement with a customer. The customer is obligated to take the related material by year end. The Corporation recognizes revenue when goods are delivered to customers and when all significant contractual obligations have been satisfied.

4.  Long Term Debt

On August 15, 2002, the Corporation entered into an amended and restated credit facility with its bankers. Pursuant to the amendment the existing $30.0 million 364 day facility was divided into a $10.0 million 364 day facility and a $20.0 million 2 year facility. The security and pricing grid remained unchanged.

5.  Segmented Information

The Corporation carries on its commercial activities in two principal lines of business and is organized into two distinct operating units based on product lines: (i) industrial minerals; and (ii) aluminum recycling.

Information pertaining to sales and (loss) income from operations and assets by business segment appears below:

		Industrial	Aluminum
Three Months Ended September 30, 2002	Consolidated	Minerals	Recycling	Corporate

Net sales	$19,592,000	$12,296,000	$7,296,000	$—
Operating (loss) income	(403,000)	1,689,000	272,000	(2,364,000)
Interest (expense)	(288,000)	44,000	(8,000)	(324,000)
Net (loss) income	(324,000)	1,468,000	273,000	(2,065,000)

		Industrial	Aluminum
Three Months Ended September 30, 2001	Consolidated	Minerals	Recycling	Corporate

Net sales	$14,125,000	$10,059,000	$4,066,000	$—
Operating income (loss)	398,000	1,779,000	(461,000)	(920,000)
Interest (expense)	(170,000)	26,000	(5,000)	(191,000)
Net income (loss)	90,000	1,625,000	(469,000)	(1,066,000)

		Industrial	Aluminum
Nine Months Ended September 30, 2002	Consolidated	Minerals	Recycling	Corporate

Net sales	$52,629,000	$35,292,000	$17,337,000	$—
Operating income (loss)	389,000	4,819,000	(239,000)	(4,191,000)
Interest expense	(808,000)	(4,000)	(19,000)	(785,000)
Net (loss) income	(143,000)	4,122,000	(192,000)	(4,073,000)

		Industrial	Aluminum
Nine Months Ended September 30, 2001	Consolidated	Minerals	Recycling	Corporate

Net sales	$45,181,000	$31,621,000	$13,560,000	$—
Operating income (loss)	1,927,000	5,351,000	(801,000)	(2,623,000)
Interest (expense)	(744,000)	11,000	(15,000)	(740,000)
Net income (loss)	1,317,000	5,328,000	(831,000)	(3,180,000)

		Industrial	Aluminum
September 30, 2002	Consolidated	Minerals	Recycling	Corporate

Current assets	$31,622,000	$24,064,000	$5,210,000	$2,348,000
Total assets	114,801,000	77,877,000	24,106,000	12,818,000
Total current liabilities	16,712,000	6,174,000	3,231,000	7,307,000
Total shareholders’ equity	73,993,000	—	—	73,993,000

		Industrial	Aluminum
December 31, 2001	Consolidated	Minerals	Recycling	Corporate

Current assets	$26,953,000	$22,151,000	$2,602,000	$2,200,000
Total assets	97,515,000	64,490,000	20,306,000	12,719,000
Total current liabilities	16,819,000	3,501,000	1,911,000	11,407,000
Total shareholders’ equity	76,805,000	—	—	76,805,000

6.  Common Shares and Stock Options

Shares Outstanding
 As at September 30, 2002, the Corporation’s authorized capital stock consists of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were no preference shares and 7,872,489 common shares issued and outstanding as of November 12, 2002.

The Corporation repurchased 360,800 common shares in the third quarter of 2002 at an average price of $6.90 per share, compared to 166,300 common shares repurchased in the same quarter of 2001 at an average price of $6.61 per share (see note 9). The Corporation repurchased 360,800 common shares at an average price of $6.90 per share during the nine months ended September 30, 2002, compared to 427,300 common shares repurchased at an average price of $6.65 per share for the same period in 2001.

Stock Options Outstanding
 The Corporation provides stock option incentive plans, which are intended to provide long-term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation’s common shares. The options usually vest and are exercisable from the beginning of the second year subsequent to the date of issuance. There were 1,047,150 options outstanding as of November 12, 2002 of which 867,900 are exercisable as of November 12, 2002.

The following is a summary of option transactions under the Corporation’s stock option plans for the three months and nine months ended September 30, as follows:

Three Months Ended September 30	2002		2001

		Weighted-average		Weighted-average
	Options	exercise price	Options	exercise price

Options outstanding at beginning of period	1,122,650	$7.13	1,063,650	$7.23
Options granted during period	166,500	6.95	17,000	6.96
Options exercised during the period	(220,000)	5.78	—	—
Options cancelled during the period	(2,000)	7.25	(31,500)	8.94

Options outstanding at end of period	1,067,150	$7.38	1,049,150	$7.18

Options exercisable at end of period	887,900		712,150

Price range of options granted during the period	$6.45~$6.96		$6.96

Nine Months Ended September 30	2002		2001

		Weighted-average		Weighted-average
	Options	exercise price	Options	exercise price

Options outstanding at beginning of period	1,070,650	$7.16	1,177,150	$8.17
Options granted during period	224,000	6.90	289,500	5.36
Options exercised during the period	(220,000)	5.78	(8,000)	6.50
Options cancelled during the period	(7,500)	9.44	(409,500)	8.86

Options outstanding at end of period	1,067,150	$7.38	1,049,150	$7.18

Options exercisable at end of period	887,900		712,150

Price range of options granted during the period	$6.45~$6.96		$5.21~$6.96

The options expire from 2002 to 2010.

The following table summarizes information about the stock options outstanding at September 30, 2002:

		Options Outstanding		Options Exercisable

Range of	Number	Weighted-average		Number
exercise	Outstanding at	remaining	Weighted-average	Exercisable at	Weighted-average
prices	Sept. 30, 2002	contractual life	exercise price	Sept. 30, 2002	Exercise price

$5.00 to $5.99	141,500	4.38	$5.21	70,750	$5.21
$6.00 to $6.99	452,150	4.35	6.63	354,650	6.63
$7.00 to $7.99	190,000	2.29	7.31	179,000	7.31
$8.00 to $8.99	64,000	7.19	8.21	64,000	8.21
$9.00 to $9.99	12,000	1.73	9.06	12,000	9.06
$10.00 to $10.99	207,500	1.87	10.19	207,500	10.19

$5.00 to $10.99	1,067,150			887,900

7.  Stock Based Compensation

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Corporation’s net loss and loss per share would have been increased by approximately $38,000 or zero cent per share in the third quarter of 2002, and $70,000 or $0.01 per share for the nine months ended September 30, 2002. The fair value of the options granted during 2002 and 2001 is estimated to be $279,000 and $573,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: dividend yield of 0%; expected volatility of 27% and 30%; risk-free interest rates varying from 2.18% to 5.17%; and an expected life varying between 28 months and 60 months.

8.  Goodwill and Other Intangible Assets

In 2001, the Canadian Institute of Chartered Accountants issued Section 3062 “Goodwill and Other Intangible Assets”. This standard was effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. The Corporation’s net income would have increased by $51,000 for the three-month period ended September 30, 2001 and $153,000 for the nine-month period ended September 30, 2001 had goodwill not been amortized during these periods. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

Section 3062 also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. This implementation review was completed as at June 30, 2002 for the goodwill that had been recorded by the Corporation’s aluminum recycling group, the operations of which collectively comprise a reporting unit, on the acquisition of S&R Enterprises, Inc. The review indicated an impairment of goodwill. The impairment has arisen as a result of the fair market value of the reporting unit declining due to the depressed nature of the secondary aluminum industry. An amount of $1.7 million (net of tax of $1.0 million), representing the goodwill impairment, was charged to opening retained earnings effective January 1, 2002 in accordance with the transitional provisions of this standard.

9.  Employment Contracts

During the quarter, the Corporation and its President and Chief Executive Officer, in conjunction with his previously announced retirement, entered into an employment agreement. Under the terms of the agreement, the Corporation purchased 340,000 of its common shares at $6.96 per share and 220,000 previously issued stock options from the officer. The officer was issued new options on 165,000 common shares at $6.96 per share and received a one time bonus of $885,000. The financial statement impact was a one time expense of $1,142,000 reflected in selling, general and administrative expense, the repayment of the $1,259,000 note receivable from shareholder, the repayment of $500,000 advance to shareholder and an increase in the Corporation’s bank debt of $1,300,000.

During the quarter, the Corporation entered into employment contracts with two other executives. A one time charge of $150,000 resulted from these contracts.

10.  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long lived asset.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan.

The Corporation has not yet determined the effect that the adoption of SFAS Nos. 143 and 146 will have on its business, results of operations and financial condition.

11.  Differences from United States Accounting Principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). The differences between Canadian and U.S. generally accepted accounting principles (“U.S. GAAP”) do not have a material effect on the Corporation’s reported financial position or net (loss) income or cash flows except as follows:

a.	Income Statements

The implementation of the American Institute of Certified Public Accountants Statement of Position 98-5 (“SOP 98-5”) requires costs of start-up activities and organization costs to be expensed as incurred. Canadian GAAP permits the deferral and amortization of such costs.

The implementation of Section 3062 of the CICA Handbook, “Goodwill and Other Intangible Assets”, and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, requires the assessment of potential impairments of goodwill and where an impairment exists, the elimination of the goodwill. For the purpose of CICA Section 3062 the goodwill impairment is charged against opening retained earnings; however, for the purpose of SFAS No. 142 the charge is recognized in the income statement as a cumulative change in accounting policy.

The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP, as described above.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net (loss) income as reported	$(324,000)	$90,000	$(143,000)	$1,317,000
Add: Amortization of start-up activities and organization costs	8,000	8,000	23,000	54,000
Tax effect related thereto	(2,000)	(1,000)	(6,000)	(8,000)

Net (loss) income before cumulative change in accounting policy	(318,000)	97,000	(126,000)	1,363,000
Less: Goodwill impairment	—	––	(2,701,000)	––
Tax effect related thereto	—	––	1,026,000	––

Net (loss) income under U.S. GAAP	$(318,000)	$97,000	$(1,801,000)	$1,363,000

Net (loss) income per share before cumulative change in accounting policy, under U.S. GAAP
- basic	$(0.04)	$0.01	$(0.02)	$0.16
- diluted	$(0.04)	$0.01	$(0.02)	$0.16

Net (loss) income per share, under U.S. GAAP
- basic	$(0.04)	$0.01	$(0.23)	$0.16
- diluted	$(0.04)	$0.01	$(0.23)	$0.16

b.	Balance Sheets

Under U.S. GAAP, SOP 98-5 requires that the costs of start-up activities and organization costs be expensed in the period incurred rather than be deferred.

Under U.S. GAAP, the provision for asset impairment for property, plant and equipment should be based on discounted future cash flows from impaired properties. Under Canadian GAAP, future cash flows from impaired properties are not discounted in measuring for impairment. This difference in methodology had an impact on reported results of operations of $1,439,000 in the year in which the impairment was recognized in 2000.

The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP.

	September 30, 2002		December 31, 2001

	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S. GAAP

Property, plant and equipment	$68,207,000	$66,768,000	$56,962,000	$55,523,000
Other assets	3,764,000	3,574,000	3,505,000	3,292,000
Future income tax benefits (non-current)	8,421,000	8,575,000	7,394,000	7,554,000
Accumulated other comprehensive loss	—	(2,518,000)	—	(2,542,000)
Retained earnings	25,002,000	23,527,000	26,820,000	25,328,000

c.	Statements of Comprehensive (Loss) Income

U.S. GAAP requires a statement of comprehensive (loss) income as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net (loss) income under U.S. GAAP	$(318,000)	$97,000	$(1,801,000)	$1,363,000
Change in foreign currency translation adjustment	(349,000)	(312,000)	24,000	(392,000)

Comprehensive (loss) income	$(667,000)	$(215,000)	$(1,777,000)	$971,000

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 2002 and the three months ended September 30, 2001, and for the nine months ended September 30, 2002 and the nine months ended September 30, 2001, and certain factors that may affect the Corporation’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto for the year ended December 31, 2001.

Critical Accounting Policies

Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets

The fair value of the long-lived assets is dependant on the performance of the operations which the Corporation owns. In assessing potential impairment for these assets, the Corporation will consider past as well as future financial performance. If the forecast is not met and the outlook does not provide for sufficient cash flow to recoup the investments, the Corporation may have to record additional impairment charges not previously recognized.

In assessing the recoverability of the Corporation’s goodwill and other intangibles, the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets.

Carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Corporation may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Corporation’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

Results of Operations

There are three main factors that have impacted the results of operations in 2002:

•	Effective February 28, 2001, the Corporation sold its Natural Bridge, New York talc facility and 60% interest in the Fabi-Benwood, LLC.

•	On February 1, 2002, the Corporation acquired certain assets of an attapulgite clay operation located in Attapulgus, Georgia.

•	In 2001, the Corporation produced, as a co-product of its sodium feldspar operation, feedstock for its low iron sand operation. In 2002, due to a change in mining plan, the Corporation is producing a low value industrial sand as a by-product. This has had an adverse impact on cost of goods sold of approximately $1.4 million. Additionally, sales of low iron sand are currently well behind contractual commitment. As this material is the subject of a “take-or-pay” contract, management anticipates that revenue will be in accordance with the contract by year end.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales

The Corporation’s net sales from operations for the three months ended September 30, 2002 were $19.6 million compared to $14.1 million for the three months ended September 30, 2001, an increase of $5.5 million, or 38.7%.

Net sales in the industrial minerals group for the three months ended September 30, 2002 were $12.3 million compared to $10.0 million in 2001. The increase of $2.3 million, or 22.2%, was mainly due to the revenue generated from the attapulgite clay operation which was acquired by the Corporation in February 2002. For the fourth quarter of 2002, the Corporation anticipates that the rate of sales of low iron sand will increase incrementally by approximately $1.0 million.

Net sales for the aluminum recycling group were $7.3 million for the quarter ended September 30, 2002, compared to $4.1 million for the same period in 2001. Of the 79.4% increase, $2.0 million was due to the revenue generated from the West Virginia aluminum dross processor which was acquired in the first quarter of 2002. Sales from the Cleveland and Wabash locations increased by 74.6% and 36.4%, respectively, compared to the same period in 2001. The increase was due to efficiencies gained from the purchase of the West Virginia plant and an improvement in the secondary aluminum market.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2002 was $13.7 million, an increase of 47.4%, from the comparable period in 2001. Of the $4.4 million increase, the industrial minerals group and the aluminum recycling group each accounted for $2.2 million. The increase from the industrial minerals group was due to the acquisition of the attapulgite clay operation in the first quarter of 2002 and the change in the quarry being utilized in feldspar operation. In 2002 the feldspar operation is generating low value industrial sand as a by-product rather than the high value low iron sand produced as a co-product last year. This has resulted in an adverse impact of $0.5 million in the quarter. The increase attributable to the aluminum recycling group was primarily due to the acquisition of the West Virginia aluminum dross processor in March 2002. As a result of reasons discussed above, the gross margin as a percentage of sales for the quarter ended September 30, 2002 decreased from 34.2% to 30.0%.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the three-month period ended September 30, 2002 was $4.7 million, an increase of $1.7 million from the corresponding period in 2001. The increase was mainly due to a one time expense of $1.3 million arising from the employment contracts discussed in note 9 to the consolidated financial statements and increased selling and administration costs associated with the two acquisitions completed in the first quarter of 2002. SG&A expense as percentage of revenue increased from 20.8% in 2001 to 23.8% in 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2002 was $1.6 million, an increase of 9.5% over the comparable period in 2001 as a result of the acquisition of Zemex Attapulgite, LLC and Alumitech of West Virginia, Inc. in the first quarter of 2002.

Operating (Loss) Income

Operating loss for the three-month period ended September 30, 2002 was $0.4 million, compared to $0.4 million income generated from the operation for the comparable period in 2001.

Interest Income

Interest income for the three months ended September 30, 2002 was $14,000 as compared to $10,000 for the same period in 2001.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $0.3 million, versus $0.2 million from the comparable period in 2001. Total bank indebtedness was $26.6 million as of September 30, 2002, as compared to $11.9 million as of September 30, 2001. The increase in indebtedness arose from the two acquisitions that occurred in the first quarter of 2002. Both acquisitions were funded from the Corporation’s credit facility. Interest expense increased accordingly. The increased level of indebtedness was partially offset by lower interest rates.

(Recovery of) Provision for Income Taxes

The Corporation recognized an income tax benefit of $0.4 million for the three months ended September 30, 2002 as compared to $0.1 million tax provision recorded in the same period of 2001.

Net (Loss) Income

As a result of the factors discussed above, the Corporation recorded net loss for the three months ended September 30, 2002 of $0.3 million compared to $0.1 million net income for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

The Corporation’s net sales for the nine months ended September 30, 2002 increased to $52.6 million, or 16.5%, from $45.2 million in the corresponding period in 2001. Of the $7.4 million increase, the industrial minerals and aluminum recycling group both contributed $3.7 million.

Net sales in the industrial minerals group were $35.3 million for the nine-month period ended September 30, 2002, compared to $31.6 million in 2001. The increase arose from the acquisition of the attapulgite clay operation in the first quarter of 2002 and improved performance from the mica operation, partially offset by the sale of two facilities in 2001 and lower sales revenue for low iron sand.

Net sales in the aluminum recycling group was $17.3 million for the period ended September 30, 2002 versus $13.6 million for the same period in 2001. The increase was mainly due to revenue generated from the newly purchased West Virginia plant and the Wabash operation, and partially offset by the decrease in sales from the heat containment unit.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2002 was $37.1 million, compared to $29.9 million in 2001. The increase was mainly due to the acquisitions that occurred in the first quarter of 2002 and the dispositions of the talc facilities in 2001. The change in low iron sand feedstock production has also adversely impacted cost of goods sold by $1.4 million. Gross margin as percentage of sales decreased from 33.8% in 2001 to 29.6% in 2002.

Selling, General and Administrative Expense

SG&A expense for the nine-month period ended September 30, 2002 was $10.4 million, as compared to $8.8 million from the same period in 2001. The increase was primarily due to the employment contracts discussed in note 9 and additional SG&A expenses incurred by newly acquired operations.

Depreciation, Depletion and Amortization

DD&A for the nine months ended September 30, 2002 was $4.7 million, a $0.2 million increase from the corresponding period in 2001 as a result of the acquisitions and disposition of operations in 2002 and 2001.

Operating Income

Operating income for the nine-month period ended September 30, 2002 was $0.4 million, a decrease of $1.5 million, or 79.8%, from the comparable period in 2001. Had the one time costs of $1.3 million arising from the employment contracts not occurred, operating income would have been $1.7 million. The balance of the decrease was due to the shortfall of low iron sand.

Interest Income

Interest income for the nine months ended September 30, 2002 was $48,000 versus $77,000 for the same period in 2001.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $0.8 million, 8.6% higher than in the same period in 2001. Total indebtedness was $26.6 million as of September 30, 2002, versus $11.9 million as of September 30, 2001. The increase in indebtedness was mainly due to the drawdown of credit facilities to fund the two acquisitions in 2002, compared to the paydown of credit facilities in 2001 as a result of sale of talc facilities.

Other Income, Net

The Corporation recorded other income of $45,000 for the nine months ended September 30, 2002, compared to $0.6 million for the same period in 2001. The 2001 income arose from the sale of the talc plants in the first quarter and insurance proceeds received in the second quarter.

(Recovery of) Provision for Income Taxes

The Corporation recognized an income tax benefit of $0.2 million for the nine months ended September 30, 2002, as compared to $0.5 million tax provision recorded in the corresponding period in 2001.

Net (Loss) Income

As a result of the factors discussed above, the Corporation recorded a net loss of $0.1 million for the nine months ended September 30, 2002 compared to $1.3 million net income for the same period ended September 30, 2001.

Liquidity and Capital Resources

Cash Flow from Operations

During the first nine months of 2002, the Corporation generated cash flow from operations of $4.4 million as compared to $2.6 million for the first nine months of 2001. Non-cash working capital generated $0.1 million in the period ended September 30, 2002, versus $2.8 million consumed in the same period of 2001.

The Corporation had a working capital of $14.9 million at September 30, 2002 compared to $10.1 million at December 31, 2001. The increase was mainly due to the restructuring of the Corporation’s credit facility agreement signed on August 15, 2002. Under the amended credit facility, the $30.0 million facility was split into two tranches. The first $10.0 million tranche remains a 364 day facility. The second $20.0 million tranche has a two year term. Additionally the banks agreed to a short-term increase in the leverage covenant to provide the Corporation with additional flexibility.

Item 3 – Market Risk

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation’s market risk is primarily a function of potential fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs a periodic sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Current prices and interest rates are such that management believes that no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation’s financial instruments is included in the financial instruments note to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Cautionary “Safe Harbor” Statement Under the
United States Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Factors that could cause actual results to differ materially include, among others, fluctuations in aluminum prices, problems regarding unanticipated competition, processing, access and transportation of supplies, availability of materials and equipment, force majeure events, the failure of plant equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Corporation’s filings with the Commission. Many of these factors are beyond the Corporation’s ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Due to the size of the Corporation, the Corporation’s disclosure controls and procedures consist primarily of management oversight and review. Based on a review of these procedures and controls, the Chief Executive Officer and the Chief Financial Officer concluded that they are operating effectively.

Changes in Internal Controls

There have been no significant changes to the system of internal controls subsequent to the evaluation date.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to the 2001 Annual Report filed on Form 10-K.

Item 6 – Exhibits and Reports on Form 8-K

Exhibits

4.1	Amended and Restated Credit Agreement dated as of August 15, 2002 among Zemex Corporation, Zemex U.S. Corporation and Bank of America N.A. et al.

10.2	Agreement between Zemex Corporation and Allen J. Palmiere dated as of the 15th of October 2002.

10.3	Agreement between Zemex Corporation and Peter J. Goodwin dated as of the 29th of October 2002.

10.4	Agreement between Zemex Corporation and R. Peter Gillin dated the 11th of November 2002 and effective November 18, 2002.

Reports on Form 8-K

Form 8-K filed August 22, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated this 12th day of November, 2002.

ZEMEX CORPORATION (Registrant)

By: /s/ ALLEN J. PALMIERE

Allen J. Palmiere Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer and authorized signatory)

CERTIFICATION

I, Richard L. Lister, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zemex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 12th day of November, 2002.

By:	/s/ RICHARD L. LISTER

Richard L. Lister President and Chief Executive Officer

CERTIFICATION

I, Allen J. Palmiere, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zemex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 12th day of November, 2002.

By:	/s/ ALLEN J. PALMIERE

Allen J. Palmiere Vice President, Chief Financial Officer and Corporate Secretary