Form 10-K
period 2002-12-31
ZEMEX CORP
filed 2003-03-27
CIK 75644

CONFORMED

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number 1-228

ZEMEX CORPORATION
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	None (I.R.S. employer identification number)

95 Wellington Street West, Suite 2000
Toronto, Ontario, Canada M5J 2N7
(416) 365-8080
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

The aggregate market value of the registrant’s voting stock (common shares, no par value) held by non-affiliates as of March 25, 2003 (based on the closing sale price of $8.69 on the New York Stock Exchange) was $37,701,070.

As of March 25, 2003, 7,902,105 shares of the registrant’s common shares, no par value, were outstanding.

FORM 10-K
ANNUAL REPORT

TABLE OF CONTENTS
AND
CROSS-REFERENCE SHEET

PART I

(A)	Included in Part I, Item 1, Page 6, pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

PART I

ITEM 1.	BUSINESS

General

Zemex Corporation (the “Corporation” or “Zemex”), a company incorporated under the Canada Business Corporations Act, is a producer of specialty materials and products for use in a variety of industrial applications. Zemex operates through two divisions: industrial minerals and aluminum recycling. Its major products include feldspar, feldspathic minerals, kaolin, sand, mica, talc, and aluminum dross derivatives. As at December 31, 2002, Zemex operated eleven plants throughout Canada and the United States.

On March 3, 2003, the Corporation entered into an Arrangement Agreement (“Arrangement”) with Cementos Pacasmayo S.A.A., (“Pacasmayo”) a cement company headquartered in Lima, Peru, whereby, pursuant to the Arrangement and subject to shareholder and court approval, Pacasmayo will acquire 100% of the issued and outstanding common shares and options of the Corporation. The transaction is expected to close in May of 2003. In connection with Arrangement, certain of the directors, executive officers and other securityholders entered into support agreements with Pacasmayo. These securityholders, directors and officers own, in the aggregate, 3,562,674 common shares and options to purchase 559,500 common shares, representing approximately 46% of the aggregate outstanding common shares and options.

Originally, Zemex was incorporated under the laws of the State of Maine in 1907 and was known as Yukon Gold Corporation. At its annual meeting of shareholders on May 20, 1938, a resolution was passed to change its name to Yukon-Pacific Mining Corporation. On November 8, 1939, Zemex reorganized and changed its name to Pacific Tin Consolidated Corporation. Also in 1939, Zemex listed on the New York Stock Exchange. In 1985, Zemex changed its name to its current form and reincorporated under the laws of the State of Delaware as the successor to Pacific Tin Consolidated Corporation. Effective January 21, 1999, Zemex completed a reorganization pursuant to which shareholders of the predecessor Delaware corporation became shareholders of a corporation incorporated under the Canada Business Corporations Act.

On April 11, 2000, the Corporation completed the sale of the two subsidiaries comprising the metal powders division, Pyron Corporation and Pyron Metal Powders, Inc., to a subsidiary of Höganäs AB for gross proceeds of approximately $42.0 million in cash. As a result of the sale of the Pyron companies, the results of the metal powders division were reclassified as discontinued operations in the Corporation’s consolidated statement of operations for fiscal 2000.

Industrial Minerals

The Corporation’s industrial minerals division is comprised of The Feldspar Corporation (''TFC’’), Suzorite Mica Products Inc. (''Suzorite’’), Suzorite Mineral Products, Inc. (''SMP’’), Zemex Industrial Minerals, Inc., Zemex Mica Corporation (“ZMC”) and Zemex Attapulgite, LLC (“ZAL”) (collectively, “Zemex Industrial Minerals” or “ZIM”). Each of these companies is either directly or indirectly a wholly-owned subsidiary of Zemex.

TFC has mining and processing facilities in Edgar, Florida; Monticello, Georgia; and Spruce Pine, North Carolina. Using traditional methods, TFC mines sodium feldspar from two different ore deposits in the Spruce Pine area. Potassium feldspar is mined from two deposits close to the Monticello plant. TFC’s kaolin and sand products are recovered by dredging and wet separation at the Edgar property. All mined and recovered products are subjected to standard and proprietary milling and drying techniques.

TFC produces numerous products at its operating plants, including sodium and potassium feldspar, silica, low iron sand, muscovite mica and kaolin clay. Feldspathic materials are key ingredients for the ceramic industry, and are incorporated into the production of ceramic floor and wall tiles, dinnerware, plumbing fixtures, glazes and electrical insulators. TFC supplies its products primarily to the glass and ceramics industries. Feldspar and certain grades of industrial sand are also used to manufacture bottles, jars, and other glass containers, fibreglass, paints and plastics, and television picture tubes. Industrial sand is used for filter, filler, beach sand, sand, blasting and concrete applications. TFC also produces a low iron sand product for use in highly specialized glass applications.

Suzorite mines phlogopite mica in an open pit mining operation in Suzor Township, Québec, Canada, approximately 300 kilometres north of Montréal, Québec. The ore is mined by standard open pit methods and delivered to a siding for transportation by rail to the processing plant, which is located in Boucherville, Québec, a suburb of Montréal. Because of its distinct thermal stability advantage over competitive materials, phlogopite mica is used to impart rigidity in technological and high temperature plastic applications. Suzorite’s phlogopite mica is also used as a partial or complete substitute for asbestos in fire retardation, in friction materials, oil well drilling needs, caulking and molding compounds, coatings, plasters and plastics. The principal markets served by Suzorite are the automobile, construction and oil drilling industries. These products are marketed under the trade names Suzorite Mica and Suzorex.

SMP produces barytes at Murphy, North Carolina and talc at Van Horn, Texas. The Murphy plant purchases raw materials and produces baryte products, primarily for the oil drilling and coatings industries. The production facility in Van Horn processes talc mined in proximity to the plant for the coatings, plastics and ceramics industries.

In February 1998, Industria Mineraria Fabi S.r.l. (''Fabi’’), a leading European talc producer, became an investor in the Corporation’s talc facility located in Benwood, West Virginia by acquiring a 40% interest in a new limited liability company, Zemex Fabi-Benwood, LLC. As part of the transaction, Fabi paid $3.4 million and provided access to its technology and to its premium talc deposit in Australia. In March 2001, the Corporation sold its remaining 60% interest in Zemex Fabi-Benwood, LLC and its talc processing plant located at Natural Bridge, New York to its former partner in Zemex Fabi-Benwood, LLC. Fabi paid $7.5 million. This transaction was recorded in the first quarter of 2001.

On February 1, 2002, the Corporation acquired, through Zemex Attapulgite, LLC, a newly incorporated Georgia limited liability company, the assets of an attapulgite clay producer from Milwhite, Inc. ZAL extracts clay from two current mining areas owned in fee and processes this material in the adjacent plant. ZAL’s primary market focus is the production of joint compounds. It also serves the coatings, absorption, adhesives, fertilizer and fillers industries. The Corporation paid $11.6 million to acquire the operation and funded the purchase from its existing credit facility.

In January 1998, the Corporation acquired ZMC, formerly known as Aspect Minerals, Inc., a muscovite mica producer in the Spruce Pine, North Carolina area close to TFC’s feldspar plant where by-product muscovite mica is produced. A capital expenditure program to retrofit and expand these facilities was completed at the end of 1999. Due to a shortage of appropriate feedstock, this plant was placed on care and maintenance effective December 31, 2000. Goodwill associated with the original purchase was written-off and a provision was made for asset impairment in fiscal 2000.

The Corporation’s industrial mineral sales were $48.4 million in 2002, compared to $39.9 million in 2001 and $51.4 million in 2000. Income generated from operating activities for this group was $7.7 million in 2002, versus $7.2 million in 2001 and $5.7 million in 2000.

Capital expenditures were $3.9 million in 2002 as compared to $2.7 million in 2001 and $2.8 million in 2000. The increase in capital spending in 2002 was mainly due to capital improvements at the attapulgite clay operation acquired in February 2002.

Aluminum Recycling

Zemex’s aluminum recycling group is comprised of Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., Alumitech of West Virginia, Inc., ETS Schaefer Corporation and AWT Properties, Inc. (collectively, ''Alumitech’’), all of which are direct or indirect wholly-owned subsidiaries. Alumitech has four facilities: aluminum dross reprocessing plants in Cleveland, Ohio; Wabash, Indiana; Friendly, West Virginia; and a heat containment fabrication plant in Macedonia, Ohio. Alumitech’s administrative office is located in Macedonia, Ohio.

On March 27, 2002, the Corporation purchased the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was $3.1 million and was financed by a drawdown on the Corporation’s credit facility.

Alumitech is an aluminum dross processor. Aluminum dross is the waste by-product produced by primary and secondary aluminum smelters. Secondary dross, which generally has a high salt content, forms the primary feedstock for Alumitech’s process. Dross processors recover aluminum metal and some oxides from the dross and send the residue to landfill. The primary focus of Alumitech was, for several years, the development of a “closed-loop” process that would eliminate the necessity for land-filling any dross materials. While the process has proven itself technically, the combination of production difficulties and weak markets for the final products resulted in an inability to generate a profit from the operation. Accordingly, the Corporation ceased its efforts to operate the closed-loop system and wrote-off its investment in the technology and equipment during the year ended December 31, 2000.

Sales for the aluminum recycling group increased to $25.5 million in 2002 versus $17.4 million in 2001 and $25.1 million in 2000. During 2002, the aluminum recycling group recognized an operating income of $0.3 million, versus an operating loss of $1.7 million and $1.3 million recorded in 2001 and 2000, respectively.

Capital expenditures for the aluminum recycling group were $1.6 million in 2002 as compared to $0.8 million in 2001 and $1.4 million in 2000. Excluded the effect of additional spending caused by the acquisition of the West Virginia plant, the capital spending decreased slightly from fiscal 2001.

Metal Powders

The metal powders division consisted of two wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. (together, ''Pyron’’). Pyron operated plants located in Niagara Falls, New York; St. Marys, Pennsylvania; and Greenback and Maryville, Tennessee. On April 11, 2000, the Corporation completed the sale of its metal powders division for gross proceeds of approximately $42.0 million. The sale resulted in a pre-tax gain of $15.7 million. These subsidiaries were reflected as discontinued operations in the Corporation’s consolidated statement of operations for the year ended December 31, 2000.

For the first three months of 2000, sales for the metal powders division were $10.7 million while $1.4 million was recorded as operating income. The division spent $0.2 million in capital expenditures during the same period in 2000.

Research and Development

The Corporation carries on an active program of product development and improvement. Research and development expense was $0.3 million in 2002, $0.5 million in 2001 and $0.5 million in 2000.

Financial information about continuing operations by industry segment is set forth on pages F-23 to F-25 of this report. Financial information pertaining to the metal powders division, which was disclosed as a discontinued operation, is set forth on page F-21.

Environmental Considerations

Laws and regulations currently in force which do or may affect the Corporation’s domestic operations include the Federal Clean Air Act of 1970, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Toxic Substances Control Act, CERCLA (superfund) and regulations under these Acts, the environmental protection regulations of various governmental agencies (e.g. the Bureau of Land Management Surface Management Regulations, Forest Service Regulations, and Department of Transportation Regulations), laws and regulations with respect to permitting of land use, various state and local laws and regulations concerned with zoning, mining techniques, reclamation of mined lands, air and water pollution and solid waste disposal. Each of the Corporation’s operations strives to be environmentally sensitive. Currently, the Corporation is not aware of any materially adverse environmental problems or issues.

Employees

The approximate number of employees in the Corporation as of December 31, 2002 is set forth below:

Industrial Minerals	227
Aluminum Recycling	143
Corporate	6

Total	376

Approximately 16 employees at Suzorite are covered by a three-year collective bargaining agreement that expires December 12, 2005.

At Alumitech, approximately 30 employees are covered by two collective bargaining agreements, one agreement expiring April 30, 2004 and one agreement expiring December 31, 2004.

At the industrial minerals group, approximately 104 employees are covered by two collective agreements expiring April 30, 2003.

The Corporation considers its labor relations to be good.

Export Sales

The Corporation’s industrial minerals and aluminum recycling operations sell their products internationally to a wide variety of customers including those in the ceramics, glass and plastic industries. Export sales were 5.6% of the total for the year ended December 31, 2002.

Risk Factors

Raw Materials and Other Requirements

In past years, the Corporation has not experienced any substantial difficulty in satisfying the raw materials requirements for its aluminum recycling operations, which is the segment that consumes, rather than supplies, raw materials. However, in 2001 and 2000, a decline in the secondary aluminum industry and an undisciplined market for dross and saltcake resulted in an industry wide shortage of acceptable feedstock. There can be no assurance that this situation will not re-occur.

Seasonality

The efficiency and productivity of the Corporation’s operations can be affected by unusually severe weather conditions. During the winter of 2000, there were minor production outages at the Corporation’s operating facilities in North Carolina, New York and Quebec due to inclement weather, but they were not significant enough to materially affect the 2000 operating results.

Competition

All of the Corporation’s products are sold in competitive markets, which are influenced by price, performance, customer location, service, competition, material substitution and general economic conditions. The Corporation competes with other companies active in industrial minerals and aluminum recycling. No material part of the Corporation’s business is dependent upon any single customer, or upon very few customers, the loss of any one of which could have a material adverse impact on the Corporation.

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

There are numerous aluminum dross processors in the United States. While the Corporation competes for the supply of aluminum dross, the major factor affecting the supply of dross is the level of activity of the secondary aluminum smelting industry. In addition, as “spec” aluminum is one of the products of aluminum dross reprocessing, commodity price fluctuations of secondary “spec” aluminum will have an impact on the earnings of the Corporation.

Foreign Operations

All of the Corporation’s operations are located in the United States and Canada, countries whose institutions and governmental policies are generally similar. Although there can be no assurance as to future conditions, the Corporation has experienced no political activities, social upheavals, currency restrictions or similar factors, which have had any material adverse effect to date on the results of its operations or financial condition.

Market Demand

Demand for Zemex’s industrial minerals is related to the pace of the general economy and, particularly, the residential and commercial construction, and automotive industries. There can be no assurance that the markets for Zemex’s products will remain strong in the face of an economic downturn.

Executive and Other Officers of the Registrant

			Served in
Officer	Position	Age	Position Since

Peter Lawson-Johnston	Chairman of the Board of Directors	76	1975

R. Peter Gillin	President and Chief Executive Officer	54	2002

Allen J. Palmiere	Vice President, Chief Financial Officer and Corporate Secretary	50	1993

Peter J. Goodwin	President, Industrial Minerals	52	1994

Terrance J. Hogan	President, Aluminum Recycling	47	1995

There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers are elected or appointed by the board of directors annually at its first meeting following the annual meeting of shareholders. The followings are current officers of the Corporation and a description of their business activities if less than five years in their present position.

Mr. R. Peter Gillin joined the Corporation as a director in 1999 and was appointed by the Board of Directors as the President and Chief Executive Officer in November 2002. He was Vice Chairman and Director of NM Rothschild & Sons Canada Limited, investment bank, from 1996 to early 2002.

Cautionary “Safe Harbor” Statement Under the United States Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Factors that could cause actual results to differ materially include, among others, fluctuations in aluminum prices, problems regarding unanticipated competition, processing, access and transportation of supplies, availability of materials and equipment, force majeure events, the failure of plant equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Corporation’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Corporation’s ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

ITEM 2.	PROPERTIES

The industrial minerals group has operations and mines in Edgar, Florida; Monticello, Georgia; Attapulgus, Georgia; Boucherville, Quebec; Suzor Township, Quebec; Murphy, North Carolina; Spruce Pine, North Carolina; and Van Horn, Texas. This group owns approximately 347,755 square feet of office and plant floor space. In addition to 4,484 acres of land being owned by this group, 2,088 acres of land is being leased. The mineral deposits currently operated by the industrial minerals group are estimated by the Corporation to contain from 4 years to in excess of 100 years of raw materials at the current rates of production.

The aluminum recycling group has operations in Cleveland, Ohio; Macedonia, Ohio; Wabash, Indiana; and Friendly, West Virginia. The aluminum dross processing plant in Cleveland, Ohio is located on 6.1 acres of land and has buildings totaling 68,000 square feet. The Macedonia facility includes 72,210 square feet of plant of which 10,000 is designated office space and is situated on 8 acres of land. The aluminum recycling operation in Wabash, Indiana sits on approximately 25 acres of land and has 73,300 square feet of plant and office space. The remaining aluminium dross processing plant, which is located in Friendly, West Virginia, has 7.0 acres of land including an 88,000 square foot facility and office trailer space of approximately 3,000 square feet. Additionally, approximately 30,000 square feet of warehouse space is being leased.

All facilities relating to the Corporation’s operations are maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

On November 17, 2000, a subsidiary of the Corporation (“Zemex U.S.”) entered into a Stock Purchase Agreement with Hecla Mining Company (“Hecla”) whereby Zemex U.S. agreed to purchase, subject to certain conditions precedent, the shares of two of Hecla’s subsidiaries collectively known as K-T Clay. The Corporation guaranteed the obligations of Zemex U.S. under the Stock Purchase Agreement. As specifically permitted under the Stock Purchase Agreement, in January 2001 Zemex U.S. notified Hecla that due to a material adverse change in the business of K-T Clay, Zemex U.S. would not close the transaction contemplated by the Stock Purchase Agreement in its then current form. On January 22, 2001, Hecla filed suit in the United States District Court for the Northern District of Illinois against the Corporation (but not Zemex U.S.) alleging breach of the Corporation’s guarantee and seeking specific performance and an award of damages. The claim for specific performance was subsequently withdrawn. The Corporation was of the opinion that Hecla’s claims were without merit; however, the Corporation determined that it was prudent to eliminate the financial exposure arising from the uncertain outcome of litigation. In January 2003, the dispute was settled for $3,950,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Zemex Corporation’s common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange, under the symbol ZMX. The price range in which the shares have traded on the New York Stock Exchange for the past two years is shown below:

Common Shares

2002	Q1	Q2	Q3	Q4	Year

High	$7.30	$7.05	$6.20	$5.50	$7.30
Low	6.20	6.60	5.50	4.52	4.52
Close	6.83	6.65	5.50	5.04	5.04

2001	Q1	Q2	Q3	Q4	Year

High	$6.65	$7.60	$7.30	$6.80	$7.60
Low	5.19	6.05	6.01	5.76	5.19
Close	6.25	6.10	6.27	6.45	6.45

     As of March 21, 2003, there were approximately 1,344 holders of record of the Corporation’s capital stock. This number includes shares held in nominee name and, thus, does not reflect the number of holders of a beneficial interest in the shares.

ITEM 6.	SELECTED FINANCIAL DATA

(All amounts are in thousands of U.S. dollars, except share and per share data)	2002	2001	2000	1999	1998

SUMMARY OF OPERATIONS

Net sales	$73,869	$57,336	$76,480	$77,530	$68,338
(Loss) income before the undernoted	(1,150)	1,854	602	7,015	6,202
Provision for asset impairment	—	—	24,552	—	—
Other income (expense)	56	615	(3,017)	(522)	(840)
(Loss) income before discontinued operations	(1,815)	865	(19,356)	1,847	2,652
Income from discontinued operations	—	—	11,385	3,934	2,713
Net (loss) income	(1,815)	865	(7,971)	5,781	5,365

FINANCIAL POSITION
Working capital	$16,218	$10,134	$4,831	$27,613	$14,810
Total assets	113,430	97,515	113,579	160,979	150,744
Long term debt (non-current portion)	20,358	211	261	50,502	39,354

COMMON SHARES
Average common shares outstanding	7,907,760	8,190,194	8,466,988	8,425,561	8,286,178
Actual common shares issued and outstanding at year end	7,870,152	8,178,393	8,697,822	8,873,453	8,707,796

PER COMMON SHARE
Basic — Continuing operations	$(0.23)	$0.11	$(2.29)	$0.22	$0.32
Basic — Discontinued operations	—	—	$1.35	$0.47	$0.33
Basic (loss) earnings per share	$(0.23)	$0.11	$(0.94)	$0.69	$0.65

Diluted — Continuing operations	$(0.23)	$0.10	$(2.29)	$0.22	$0.31
Diluted — Discontinued operations	—	—	$1.35	$0.46	$0.32
Diluted (loss) earnings per share	$(0.23)	$0.10	$(0.94)	$0.68	$0.63

U.S. GAAP
(Loss) income before discontinued operations	$(3,467)	$897	$(18,479)	$462	$1,595
Income from discontinued operations	—	—	11,385	3,934	2,713
Net (loss) income	(3,467)	897	(7,094)	4,396	4,308

FINANCIAL POSITION UNDER U.S. GAAP
Total assets	$111,961	$96,023	$112,055	$158,380	$150,008

PER COMMON SHARE UNDER U.S. GAAP
Basic — Continuing operations	$(0.44)	$0.11	$(2.18)	$0.05	$0.19
Basic — Discontinued operations	—	—	$1.34	$0.47	$0.33
Basic (loss) earnings per share	$(0.44)	$0.11	$(0.84)	$0.52	$0.52
Diluted — Continuing operations	$(0.44)	$0.11	$(2.18)	$0.05	$0.19
Diluted — Discontinued operations	—	—	$1.34	$0.46	$0.32
Diluted (loss) earnings per share	$(0.44)	$0.11	$(0.84)	$0.51	$0.51

COMMON STOCK PRICES
High	$7.30	$7.60	$10.00	$9.75	$10.44
Low	4.52	5.19	5.25	5.00	6.00
Year end	5.04	6.45	5.38	9.13	6.25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2002, 2001 and 2000, and certain factors that may affect the Corporation’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto found on pages F-1 to F-33 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets

The fair value of the long-lived assets is dependant on the performance of the operations which the Corporation owns. In assessing potential impairment for these assets the Corporation will consider this factor as well as the forecasted financial performance. If the forecast is not met and the outlook does not provide for sufficient cash flow to recoup the book value of the asset, the Corporation may have to record additional impairment charges not previously recognized.

In assessing the recoverability of the Corporation’s goodwill and other intangibles the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded.

The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Corporation may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Corporation’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowance quarterly.

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

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Corporation considers these balances adequate and proper, changes in economic conditions in specific markets in which the Corporation operates could have a material effect on reserve balances required.

The Corporation’s inventories are valued at the lower of cost or net realizable value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the

Corporation to properly value inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Provisions for future reclamation costs have been established based upon estimated future reclamation costs, allocated over the expected productive lives of the Corporation’s quarries and mines. These future reclamation costs are determined using mineral resource estimates which are imprecise and depend partly on statistical inferences drawn from drilling and other data, which may prove to be unreliable.

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market value of plan assets; estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The postretirement benefits other than pension liability are also determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care cost will affect the recorded amount of postretirement benefits expense.

The Corporation considers certain accounting policies relating to impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

OVERVIEW

The Corporation is a diversified producer of specialty materials and products for use in a variety of industrial applications. The Corporation operates in two principal business segments: (i) industrial minerals, which includes The Feldspar Corporation, Suzorite Mica Products Inc., Suzorite Mineral Products, Inc., Zemex Industrial Minerals, Inc., Zemex Mica Corporation and Zemex Attapulgite, LLC and (ii) aluminum recycling, which includes Alumitech, Inc., Alumitech of Cleveland, Inc., Alumitech of Wabash, Inc., Alumitech of West Virginia, Inc., ETS Schaefer Corporation and AWT Properties, Inc.

1.	On March 27, 2002, the Corporation purchased through a newly formed subsidiary, Alumitech of West Virginia, Inc., the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was $3.1 million and was financed by a drawdown on the Corporation’s credit facility.

2.	On February 1, 2002, Zemex Attapulgite, LLC, a newly incorporated subsidiary, acquired the assets of an attapulgite clay operation from Milwhite, Inc. The Corporation paid $11.6 million for the acquisition and funded it by a drawdown from its credit facility.

3.	On March 20, 2001, the Corporation sold its 60% interest in the Zemex Fabi-Benwood, LLC, subsidiary of the industrial minerals group, and its Natural Bridge, New York talc processing plant to Industria Minearia Fabi S.r.l. (“Fabi”), a former partner of Zemex Fabi-Benwood, for $7.5 million. A pre-tax gain of $0.3 million was recognized in the first quarter of 2001.

4.	Zemex Mica Corporation, a muscovite mica producer, was placed on care and maintenance effective December 31, 2000 as management reassessed the process and markets. Due to a significant reduction of by-product feed availability, more mined material had to be used. The mined material was not of the quality and consistency desired resulting in the inability to produce high quality, consistent product and causing higher than acceptable costs. A write-down of goodwill of $2.2 million, a provision for asset impairment of $2.0 million and a provision for care and maintenance costs were recorded in 2000.

5.	On April 11, 2000, the Corporation completed the sale of its metal powders division, which included Pyron Corporation and Pyron Metal Powders, Inc., for $42.0 million to North American Höganäs Holdings, Inc., a subsidiary of Höganäs AB. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000; the after-tax gain from this sale transaction was $10.5 million, or $1.24 per share. The sale proceeds were applied to the Corporation’s credit facilities. Because of the sale, the metal powders division was disclosed as a discontinued operation and the prior period figures were reclassified accordingly.

6.	To effect the disposition of Pyron Corporation and Pyron Metal Powders, Inc., on March 8, 2000 the Corporation redeemed its outstanding Senior Secured Notes. The redemption was financed by a bridge facility structured as an amendment to the Corporation’s pre-existing credit facility, bearing interest at the same rate and was secured by the same security package as the pre-existing credit facility. The bridge facility was fully repaid by October 31, 2000. The redemption necessitated a make-whole payment to the noteholders of $1.2 million, which was recorded as other expense in the first quarter of 2000. Additionally $0.3 million was paid out in related transaction expenses and $1.7 million in deferred financing expenses related to the issuance of the Senior Secured Notes were written-off.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

(All amounts are in '000 US$)	2002	2001	Change	% Change

Industrial minerals	$48,410	$39,942	$8,468	21.2%
Aluminum recycling	25,459	17,394	8,065	46.4%

	$73,869	$57,336	$16,533	28.8%

The Corporation’s net sales from operations for 2002 were $73.9 million, an increase of $16.5 million, or 28.8%, from 2001. In fiscal 2002, sales in the industrial minerals group and the aluminum recycling group improved by $8.5 million and $8.0 million, respectively.

Net sales from the industrial minerals group were $48.4 million in fiscal 2002 as compared to $39.9 million in fiscal 2001. The increase of $8.5 million, or 21.2%, over 2001 was mainly due to the revenue generated from the attapulgite clay operation which was acquired by the Corporation in February 2002. The increased revenue from feldspar and mica contributed $1.7 million and $0.7 million, respectively, to the improvement in revenues in 2002. A decline of $1.9 million in net sales from the talc operations partially offset the increase. The decline in 2002 talc revenues reflects the fact that sales revenue for 2001 included three months of activity from talc plants which were disposed of in the first quarter of 2001.

Net sales of the aluminum recycling group improved 46.4% to $25.5 million in 2002. Of the $8.0 million increase, $5.6 million is attributable to the West Virginia aluminum dross processor which was acquired in the first quarter of 2002. Net sales from the Cleveland and Wabash locations increased by 31.5% and 27.9%, respectively, over the same period in 2001. The decrease of $0.8 million, or 11.3%, in net sales from the heat containment system operation partially offset the increase in revenue generated from the aluminum plants.

Cost of Goods Sold

Cost of goods sold for 2002 was $51.0 million, an increase of $13.1 million or 34.6%, compared to the corresponding period in 2001. The increase was due to several factors: the acquisitions that occurred in the first quarter of 2002; increased overall production in 2002; and, offset by the disposition of the talc plants in 2001. Of the $13.1 million increase, the industrial minerals group and the aluminum recycling group accounted for $7.6 million and $5.5 million, respectively. Gross margin as a percentage of net sales for the industrial minerals group decreased from 39.2% in 2001 to 34.1% in 2002, while the gross margin percentage from the aluminum recycling group improved from 21.8% in 2001 to 25.1% in 2002. Overall gross margin as a percentage of sales decreased from 33.9% in 2001 to 31.0% in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 17.0% from $11.8 million in 2001 to $13.8 million in 2002. The increase was mainly due to a one-time charge of $1.3 million arising from the accounting impact of changes to employment contracts between the Corporation and its former president and chief executive officer, and two other executives. In addition, expenses arising from the acquisitions completed in the first quarter of 2002 and higher pension expenses also contributed to the increased SG&A expense in 2002. As a percentage of sales, SG&A expense decreased from 20.6% in 2001 to 18.7% in 2002 reflecting a significant improvement in 2002 sales performance.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) was $6.2 million in 2002, an increase of 8.4%, over the comparable period in 2001. This reflects charges resulting from the acquisitions of Zemex Attapulgite, LLC and Alumitech of West Virginia, Inc. in the first quarter of 2002 offset by the elimination of all goodwill amortization.

Other Expense

In 2001, Hecla Mining Corporation filed a lawsuit alleging failure to close a contract to purchase certain assets. While the Corporation felt the lawsuit was without merit, the risk of litigation loss was such that the Corporation settled the lawsuit for $3.9 million. The Corporation recorded this amount in December 2002.

(Loss) Income Before the Undernoted

For the reasons discussed above, the Corporation recorded a loss before the undernoted of $1.2 million for fiscal 2002 as compared to income of $1.9 million during fiscal 2001. Excluding the one time charges arising from the employment contracts and litigation settlement, the income generated from operations would have improved to $4.1 million in 2002, an increase of $2.2 million, or 120.7%, over the same period in 2001.

Interest Income

Interest income for the year ended December 31, 2002 was $0.2 million as compared to $0.1 million for the corresponding period in 2001. The recognition of interest earned from funds held in escrow in connection with the Hecla litigation contributed to the increase in 2002 interest income.

Interest Expense

Interest expense for the fiscal year ended December 31, 2002 increased by $0.2 million, or 23.1%, to $1.1 million. The increase was due to increased indebtedness levels in 2002 as a result of acquisitions that closed in the first quarter of 2002. The increased level of bank indebtedness was partially offset by lower interest rates throughout 2002. Total bank indebtedness was $26.0 million as of December 31, 2002 as compared to $11.0 million as of December 31, 2001.

Other Income

In 2002, the Corporation recognized other income of $0.1 million as compared to $0.6 million in the same period of 2001. The 2001 other income arose from the disposition of the talc facilities in the first quarter and insurance proceeds received in the second quarter.

(Recovery of) Provision for Income Taxes

The Corporation recognized an income tax benefit of $0.2 million in fiscal 2002, versus an income tax expense of $0.8 million in fiscal 2001.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the factors discussed above, the Corporation recorded net loss for the year ended December 31, 2002 of $1.8 million, compared to a net income of $0.9 million in 2001.

(All amounts are in '000 US$, except per share amounts)		2002	2001

Net (loss) income		$(1,815)	$865
(Loss) earnings per share	— basic	$(0.23)	$0.11
	— diluted	$(0.23)	$0.10

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

(All amounts are in '000 US$)	2001	2000	Change	% Change

Industrial minerals	$39,942	$51,422	$(11,480)	(22.3%)
Aluminum recycling	17,394	25,058	(7,664)	(30.6%)

	$57,336	$76,480	$(19,144)	(25.0%)

The Corporation’s net sales from continuing operations for 2001 were $57.4 million, a decrease of $19.1 million, or 25.0%, from 2000. Sales in the industrial minerals group and the aluminum recycling group were down by $11.5 million and $7.6 million, respectively.

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

Net sales of the aluminum recycling group decreased 30.6%, or $7.6 million, to $17.4 million in 2001. The decrease was due to the closure of the calcium aluminate plant effective December 31, 2000, ongoing depressed metal prices and lower process volumes.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for 2001 were $11.8 million, a $0.6 million decrease from 2000. The decrease was mainly due to the closure of facilities in 2000 and sales of operations owned during fiscal 2001, offset by a $0.2 million increase in pension expense and a $0.4 million increase in professional fees due to costs of litigation. As a percentage of sales, SG&A expense increased from 16.2% in 2000 to 20.6% in 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) decreased by $2.0 million, or 26.1%, from $7.8 million in 2000 to $5.8 million in 2001. The decrease was due to the closure and sales of facilities that occurred in the twelve months ended December 31, 2001.

Income Before the Undernoted

For the reasons discussed above, income before the undernoted improved to $1.9 million for fiscal 2001 from $0.6 million in fiscal 2000. The closure of the muscovite mica plant and the calcium aluminate operations at the end of fiscal 2000 had a positive impact on 2001 operating income.

Provision for Asset Impairment

The Corporation recorded a $24.6 million provision for asset impairment in fiscal 2000. The closure of the muscovite mica operation and non-metallic product facility accounted for $5.2 million and $17.6 million, respectively, in the industrial minerals and aluminum recycling groups. The costs associated with the unsuccessful attempt to purchase certain assets of Hecla Mining Company accounted for another $1.5 million in 2000.

Interest Income

Interest income for the year ended December 31, 2001 was $0.1 million, compared to $0.2 million for the corresponding period in 2000 reflecting the Corporation’s stronger cash balances.

Interest Expense

Interest expense for the fiscal year ended December 31, 2001 was $0.9 million, $1.5 million, or 61.9%, lower than the same period in 2000. The decrease reflected lower levels of debt and lower interest rates. Total bank indebtedness was $11.0 million as of December 31, 2001 as compared to $17.1 million as of December 31, 2000.

Other (Income) Expense

In 2001, the Corporation recognized other income of $0.6 million versus $3.0 million of other expense that was recorded in 2000. Of the $0.6 million of other income, gains on the disposition of the Natural Bridge, New York facility and the 60% interest in Zemex Fabi-Benwood, LLC in the first quarter of 2001 contributed $0.3 million. The settlement of a long outstanding business interruption insurance claim relating to the previously sold metal powders group contributed the other $0.3 million. The $3.0 million of other expense recorded in 2000 was mainly due to the redemption of Senior Secured Notes necessitated by the sale of the metal powders group.

Provision for (Recovery of) Income Taxes

The Corporation recorded an income tax expense of $0.8 million in fiscal 2001, compared to an income tax benefit of $10.0 million recognized in fiscal 2000. The differences in effective tax rates reflect differences in the nature and location of taxable income in each year.

Net Income (Loss) and Earnings (Loss) Per Share before Discontinued Operations

As a result of the factors discussed above, the Corporation recorded net income from continuing operations for the year ended December 31, 2001 of $0.9 million, compared to a net loss of $19.4 million in 2000.

(All amounts are in '000 US$, except per share amounts)		2001	2000

Net income (loss) before discontinued operations		$865	$(19,356)
Earnings (loss) per share	— basic	$0.11	$(2.29)
	— diluted	$0.10	$(2.29)

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has historically funded its extraction and processing activities through cash flow from operations, bank debt and sales of capital stock and warrants. During the most recent three-year period ended December 31, 2002, the Corporation funded all capital expenditures, acquisitions and debt reduction from a combination of additional debt, cash flow from operations and the sale of certain operations. Should it be necessary, the Corporation has sufficient cash flows and borrowing ability to fund necessary capital expenditures and acquisitions going forward.

Cash Flow from Operations

The Corporation had $16.2 million of working capital at December 31, 2002, compared to $10.1 million at December 31, 2001. The improvement of working capital reflects a number of factors:

Pursuant to an amendment, the credit facility was divided into a $10.0 million 364 day tranche and a $20.0 million two year tranche. Compared to $11.0 million borrowings recorded as bank indebtedness in 2001, the drawdown of $6.0 million under the 364 day tranche and $20.0 million under the two year tranche were recorded as bank indebtedness and long term debt, respectively, in 2002.

Increased sales resulted in a corresponding increase in accounts receivable; increased inventories in light of acquisitions made during the year; and increased future tax benefits reflecting the Hecla settlement that will be deductible for tax purposes in 2003. In conjunction with these items, the Corporation has effectively been able to finance these movements through the use of its long term debt facility. However, the Hecla settlement will be effected through a drawdown of the 364 day tranche.

Financing Agreements

The Corporation restructured the $30.0 million credit facility with the banks in August 2002. Under the amended and restated credit agreement, the $10.0 million tranche matures on August 15, 2003 and the $20.0 million tranche matures on August 15, 2004. The credit facility bears interest at LIBOR plus 1.25% to LIBOR plus 1.75% in the case of LIBOR loans or at base rate plus 0.25% to 0.75% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios.

Capital Expenditures

The Corporation’s primary capital investment activities involve the acquisition and development of industrial mineral and metal processing properties and facilities, and capital investments to expand its facilities, increase operating efficiencies, and meet environmental, health and safety standards at its existing operations. During 2002, capital expenditures for operations were $5.5 million compared to $3.6 million and $4.4 million for continuing and discontinued operations for the years ended December 31, 2001 and 2000, respectively. The capital expenditures were funded by cash flows from operations and indebtedness.

In aggregate, 2003 capital expenditures are anticipated to be approximately $4.1 million for the existing operations. The Corporation plans on funding these expenditures from cash flows from operations.

Although the Corporation’s capital budgets provide for certain reclamation and environmental compliance activities, management does not believe that the cost of the Corporation’s environmental compliance will have a material adverse effect on the Corporation’s results of operations or financial condition in 2003.

During 2002, the Corporation purchased, pursuant to the stock repurchase program, 21,000 common shares for an aggregate cost of $125,000 and 340,000 common shares at a cost of $2.4 million pursuant to an agreement with the former president and chief executive officer, compared to 589,000 common shares for $3.8 million in 2001 and 242,000 common shares for $1.9 million in 2000.

SEASONALITY AND INFLATION

Although the Corporation’s results from continuing extraction and processing operations are cyclical due to fluctuations in industrial minerals and aluminum recycling demands, sales of the Corporation’s products are generally not seasonal. Inflation in recent years has not adversely affected the Corporation’s results of operations and it is not expected to adversely affect the Corporation in the future unless it increases substantially and the markets for industrial minerals and aluminum recycling suffer from a negative impact on the economy in general.

ITEM 7A.	MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of the Corporation due to adverse changes in financial market prices and rates. The Corporation’s market risk is primarily the result of fluctuations in interest rates and aluminum prices. Management monitors the movements in interest rates and performs sensitivity analysis on aluminum prices and, on that basis, decides on the appropriate measures to take. Prices and interest rates are such that management believes no measures need be taken at this time.

The Corporation does not hold or issue financial instruments for trading purposes. A discussion of the Corporation’s financial instruments is included in the financial instruments note to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements responsive to this Item are set forth on pages F-1 through F-33 of this Annual Report on Form 10-K. The Supplementary Schedule required by this Item is set forth on page S-2 of this Annual Report on Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following summarizes the information about the directors of the Corporation for year 2002.

			Director
Name	Age	Position with the Corporation; Principal Occupation and Business Experience During Past Five Years	Since

Paul A. Carroll	62	Member of the Corporate Governance Committee; Member of the Executive Compensation/Pension Committee up to February 2002; President of Carnarvon Capital Corporation; Counsel to Gowling Lafleur Henderson LLP (Toronto law firm) from May 1999 to February 2003; Chairman and Chief Executive Officer, World Wide Minerals Ltd. (Toronto-based mining company) since January 1997; Counsel, Smith Lyons (Toronto law firm) from 1997-1999 and prior thereto Partner of Smith Lyons since 1973; Chairman, Juno Limited; Director, Dundee Bancorp Inc.	1991

Morton A. Cohen	68	Member of the Executive Compensation Committee since November 2002; Member of the Audit Committee since June 2002; Chairman, President and Chief Executive Officer, Clarion Capital Corporation (Cleveland-based venture capital company); Director, Cohesant Technologies, Inc.; Director, DHB Capital Group	1991

John M. Donovan	75	Chairman of the Audit Committee until Mr. MacRae was appointed Chairman in June 2002; Mr. Donovan remained as a member on the Audit Committee; Member of the Executive Compensation/Pension Committee; Member of the Executive Committee; Chartered Accountant; Director, Philex Gold Inc. (Toronto-based mining company)	1991

R. Peter Gillin	54	President and Chief Executive Officer of the Corporation since November 2002; Chairman of the Corporate Governance Committee; Chairman of the Executive Compensation/Pension Committee for the period from March 2002 to November 2002; Chairman of the Executive Committee; Financial Consultant; Vice Chairman and Director, N M Rothschild & Sons Canada Limited (investment bank) from 1996 ~ 2002; Director, Canadian Stage Company (Non-Profit)	1999

			Director
Name	Age	Position with the Corporation; Principal Occupation and Business Experience During Past Five Years	Since

Jonathan Goodman	41	Chairman of Executive Compensation Committee since June 2002; President and Chief Executive Officer, Dundee Resources Ltd. (resource holding company); Director of Dundee Bancorp Inc. (merchant banking and financial services company), Dundee Precious Metals Inc. (investment company) and Dundee Wealth Management Inc. (financial service company); Director, Major Drilling Group International Inc. (mineral exploration drilling company); Director of Breakwater Resources Ltd., Diagem International Resource Corp., Hope Bay Gold Corporation, Odyssey Resources Ltd., Repadre Capital Corporation and Tahera Corporation (natural resource companies)	2002

Peter Lawson-Johnston	76	Chairman of the Board of Directors, Member of the Executive Compensation /Pension Committee up to February 2002; Member of Executive Committee; Honorary Chairman and Trustee, Solomon R. Guggenheim Foundation; Chairman of the Board, The Harry Frank Guggenheim Foundation; Senior Partner, Guggenheim Brothers; President and Director, Elgerbar Corporation; Director, National Review, Inc.; Limited Partner Emeritus, Alex Brown & Sons, Inc.	1960

Garth A.C. MacRae	69	Member of the Audit Committee and appointed as Chairman in June 2002; Member of the Executive Compensation /Pension Committee for the period from February 2002 to June 2002; Member of the Executive Committee; Vice Chairman and Director, Dundee Bancorp Inc.; Chairman and Director, Breakwater Resources Ltd.; Director, ChondroGene Limited; Director, Dundee Precious Metals Inc.; Director, Dynamic Global Fund Corporation; Director, Black Hawk Mining Inc.; Director, Dimethaid Research Inc.; Director, Eurogas Corporation; Director, Dundee Wealth Management Inc.	1998

			Director
Name	Age	Position with the Corporation; Principal Occupation and Business Experience During Past Five Years	Since

William J. vanden Heuvel	73	Member of the Audit Committee until June 2002; Member of the Corporate Governance Committee; Of Counsel, Stroock, Stroock & Lavan (attorneys at law, New York); Senior Advisor, Allen & Company Inc. (investment bankers); Co-Chairman, Council of American Ambassadors; Chairman, Franklin and Eleanor Roosevelt Institute; Chairman, Amromco Energy LLC	1989

Information about the executive officers of the Corporation required by this item appears in Part I, Item 1, Page 6, of this Annual Report on Form 10-K.

Reports Required by Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and executive officers, and persons who own more than 10% of the Corporation’s common shares to file reports of ownership and changes in ownership of the Corporation’s common shares with the Securities and Exchange Commission and any exchange on which the Corporation’s common shares are traded. Based solely on its review of the copies of Forms 3, 4 and 5 received by the Corporation, or written representations from certain reporting persons that no Form 5’s were required for such persons, the Corporation believes that, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

						Securities
				Other		Under-
				Annual	Restricted	Lying		All Other
				Compen-	Stock	Options/	LTIP	Compen
Name and		Salary	Bonus	sation(6)	Awards(1)	SARs(2)	Payouts	-sation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

R. Peter Gillin	2002	37,500	—	—	—	10,000	—	39,253	(3)
President & Chief	2001	—	—	—	—	5,000	—	23,000	(3)
Executive Officer	2000	—	—	—	—	—	—	15,400	(3)
From November 18, 2002

Richard L. Lister	2002	300,000	115,000	42,183	30,000	165,000	—	1,141,800	(4)
President & Chief	2001	292,068	131,200	33,128	30,000	100,000	—	152,940	(5)
Executive Officer	2000	284,755	151,200	22,925	30,000	—	—	245,050	(5)
To November 18, 2002

Peter J. Goodwin	2002	225,000	100,000	6,210	22,500	—	—	—
President,	2001	225,000	82,000	8,458	22,500	30,000	—	—
Industrial Minerals	2000	204,000	41,000	10,436	18,744	25,000	—	—

Allen J. Palmiere	2002	168,142	54,136	41,221	—	—	—	150,000	(7)
Vice President,	2001	154,948	48,744	38,916	—	20,000	—	—
Chief Financial	2000	161,572	46,788	40,735	—	60,000	—	—
Officer & Corporate Secretary

Terrance J. Hogan	2002	185,000	77,000	1,564	17,200	—	—	—
President,	2001	177,399	—	2,408	17,200	37,000	—	—
Alumitech, Inc.	2000	172,000	—	1,985	17,200	—	—	—

(1)	Represents benefits under our Employee Stock Purchase Plan whereby employees may elect to invest up to 10% of their earnings and we match funding for the purchase of our common shares. Common shares purchased under this plan are held for a one-year vesting period. Amounts shown for Mr. Lister do not include imputed interest of $19,694, $74,803 and $99,827 in 2002, 2001 and 2000, respectively, on a loan Mr. Lister received under our Key Executive Stock Purchase Plan. We did not reimburse Mr. Lister for any tax consequences arising from this loan.

(2)	On July 26, 2000 and May 11, 2000, Messrs. Goodwin and Palmiere were granted options for 25,000 and 60,000 common shares at exercise prices of $7.5625 and $8.1875, respectively. On February 14, 2001, Messrs. Gillin, Lister, Goodwin, Palmiere and Hogan were granted options for 5,000, 100,000, 30,000, 20,000 and 15,000 common shares respectively at an exercise price of $5.21. On May 24, 2001, Mr. Hogan was granted options for 22,000 common shares at an exercise price of $7.25. On June 14, 2002, Mr. Gillin was granted options for 10,000 common shares at an exercise price of $6.83. On August 7, 2002, Mr. Lister was granted options for 165,000 common shares at an exercise price of $6.96.

(3)	Represents directors’ fees.

(4)	Represents $885,000 bonus payment and $256,800 for the repurchase for cancellation of an aggregate of 220,000 options pursuant to an agreement with Mr. Lister relating to his retirement. The Corporation also entered into a consulting agreement with Mr. Lister under which the Corporation will pay Mr. Lister $210,000 on an annual basis for consulting services provided to the Corporation until January 15, 2004.

(5)	Represents the portion of Mr. Lister’s retroactive salary adjustment paid in fiscal 2000. The remaining portion of the retroactive adjustment was paid in 2001.

(6)	Constitutes premiums for term life insurance exceeding amounts eligible to most employees, automobile benefits, memberships/dues, and employer matched contributions to a group registered retirement plan.

(7)	Reflects a one-time payment arising from the negotiations of an employment agreement.

During 2002, the Corporation negotiated comprehensive employment agreements with Messrs. Goodwin and Palmiere. These Agreements replaced all existing employment related agreements and arrangements. The intent was to provide equitable employment contracts that provide us with the long-term commitment of the executives and the executives with comprehensive and competitive employment arrangements. Agreements with each of Terrance J. Hogan, Peter J. Goodwin and Allen J. Palmiere provide for certain benefits in the event such officer is no longer employed by us or our subsidiaries following a change in control transaction. If, within two years after the arrangement, the officer is dismissed without cause or the officer terminates his employment following a triggering event (which includes a specified adverse change in duties, benefits, title, reporting, or regular work location), he is entitled to payment of twice his then current annual base salary, benefits and average annual bonus over the prior two years, immediate vesting of stock options and shares purchased pursuant to our employee stock purchase plan and certain outplacement services. These agreements, which expire on December 31, 2004 unless extended, were filed as exhibits to our Form 10-Q for the fiscal quarter ended September 30, 2002, in the case of Messrs. Goodwin and Palmiere and our Form 10-K for the fiscal year ended December 31, 1999, in the case of Mr. Hogan, and reference is made thereto for further information. In addition, Terrance J. Hogan, Peter J. Goodwin and Allen J. Palmiere also have entered into change of control agreements pursuant to which they will receive cash payments in an amount not to exceed $25,000 individually and $75,000 in the aggregate upon completion of the Arrangement.

In November, 2002, the Corporation entered into an employment with Mr. Peter Gillin for a term from November 18, 2002 until May 1, 2003 pursuant to which Mr. Gillin is paid $25,000 per month. Upon completion of the Arrangement, Mr. Gillin will receive a success bonus in the amount of $500,000. The amount of Mr. Gillin’s bonus was negotiated subsequent to determination of the final terms of the Arrangement based upon guidelines established in his employment agreement with us and consideration of his engagement as chief executive officer to provide broad strategic planning advice to us. His employment agreement provided that the bonus arrangement would be consistent with the customary bonus arrangements for our chief executive officer, adjusted to reflect that Mr. Gillin would not participate as chief executive officer in our stock option plans or in our employee stock purchase plan.

Compensation for Directors

During the fiscal year ended December 31, 2002 each director who is not one of our salaried employees was paid $15,000 per annum on a semi-annual basis for his services as a director. Directors were also paid a fee of $1,000 for each board and committee meeting attended, and reimbursement of their travel related expenses. From time to time, directors may, at the discretion of our board or any committee thereof, be paid a per diem fee, approximating the meeting fee, for special assignments. In 2002, our directors were paid an aggregate of $279,000 in directors’ and other fees.

On June 14, 2002, two directors who were not our salaried employees were granted options under our 1999 Stock Option Plan to acquire 10,000 of our common shares, and one director who was not one of our salaried employees was granted options under our 1999 Stock Option Plan to acquire 37,500 of our common shares exercisable at $6.83 per share, the market price at the time of the grant. These options are exercisable as to half on June 14, 2003 and are fully exercisable on June 14, 2004. They expire on June 14, 2008.

In 2002, we purchased directors’ and officers’ liability insurance with a liability limit of $15,000,000 for which we paid an annual premium of $157,000. The policy provides for a deductible payable by us of $100,000.

Option Exercises and Year-End Values Table

With respect to the Named Officers, the following table sets forth the number of options exercised and the value realized upon exercise and the value of outstanding options at December 31, 2002, using $5.04, the closing price of our common shares on the New York Stock Exchange on December 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Value of Unexercised
			Number of Unexercised	In-The-Money Options
	Shares		Options at Fiscal	at Fiscal Year-End
	Acquired on	Value	Year-End Exercisable/	Exercisable/
Named Officer	Exercise	Realized	Unexercisable	Unexercisable

R. Peter Gillin	––	––	25,000/12,500	$0/$0
Richard L. Lister*	––	––	245,000/0	$0/$0
Allen J. Palmiere	––	––	95,000/10,000	$0/$0
Peter J. Goodwin	––	––	75,000/15,000	$0/$0
Terrance J. Hogan	––	––	58,500/18,500	$0/$0

*	Mr. Lister resigned as president and chief executive officer in November 2002.

Option Grants to Named Officers

In the year ended December 31, 2002, the following options were granted to our Named Officers pursuant to our 1999 Stock Option Plan.

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY
COMPLETED FINANCIAL YEAR

Potential Realizable
		Percent			Value At Assumed
	Number of	of Total			Annual Rates of
	Common	Options			Stock Price
	Shares	Granted to			Appreciation For
	Underlying	Employees			Option Term*
	Options	in Fiscal	Exercise	Expiration
Name	Granted	Year	Price	Date	5%	10%

R. Peter Gillin	10,000	5.7%	$6.83	June 14, 2008	$23,229	$52,698
Richard L. Lister	165,000	94.3%	$6.96	December 31, 2004	$117,711	$241,164
Allen J. Palmiere	—	—	—	—	—	—
Peter J. Goodwin	—	—	—	—	—	—
Terrance J. Hogan	—	—	—	—	—	—

*	Potential realizable values are net of exercise price and are before taxes and market values of the common shares underlying the options are based on the assumption that our common shares appreciate at the annual rates shown, compounded annually, from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimates of future stock price growth.

1999 Employee Stock Purchase Plan

The table below discloses benefits that were received in fiscal 2002 by each of the following under the Employee Stock Purchase Plan.

BENEFITS UNDER
1999 EMPLOYEE STOCK PURCHASE PLAN

	Dollar Value*
Name and Position	($)	Shares

Richard L. Lister	30,000	9,980
Peter J. Goodwin	22,500	7,485
Allen J. Palmiere	—	—
Terrance J. Hogan	17,200	5,755
Executive Group	69,700	23,220
Non-Executive Director Group	—	—
Non-Executive Officer Employee Group	223,180	74,629

*	Represents the amount of our contribution which matches the contribution of the employee.

Indebtedness of Directors, Named Officers and Senior Officers

The table below summarizes any indebtedness owed to us as at December 31, 2002 of our directors and Named Officers entered into in connection with a purchase of our common shares, excluding routine indebtedness.

TABLE OF INDEBTEDNESS OF DIRECTORS, NAMED OFFICERS AND SENIOR OFFICERS
UNDER SECURITIES PURCHASE PROGRAMS

			Amount	Financial	Number of
		Largest	Outstanding	Assisted	Common
	Involvement	Amount	as at	Securities	Shares Held As
	of the	Outstanding	December 31,	Purchased	Security for
Name and Principal Position	Corporation	During 2002	2002	During 2002	Indebtedness

Richard L. Lister	Lender	$1,259,300	—	—	176,000*
President & CEO

Richard L. Lister	Guarantor	$600,000	—	—	85,700
President & CEO

*	Jointly secured this debt and the $500,000 debt described in the next table. This security was released when the debt was repaid by Mr. Lister in August 2002.

The following chart summarizes any indebtedness to us as at December 31, 2002 of our directors and Named Officers not entered into in connection with a purchase of our common shares, excluding routine indebtedness.

TABLE OF INDEBTEDNESS OF DIRECTORS, NAMED OFFICERS AND SENIOR OFFICERS
OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS

		Largest Amount	Amount Outstanding
	Involvement of the	Outstanding During	as at
Name and Principal Position	Corporation	the Year	December 31, 2002

Richard L. Lister	Lender	$500,000	—
President & CEO

Paul A. Carroll	Lender	$110,851 *	$101,829
Director

*	This loan bears interest at a rate equal to the average cost of borrowing under our credit facilities, is supported by a promissory note and secured by a pledge of 9,500 of our common shares. All directors’ fees paid in cash are applied to reduce the loan.

Pension Plan

Pursuant to our pension plan, employees are entitled to pension benefits after five years of service with us. The amount of such benefits depends upon salary and length of service as shown in the table below. The service factor is 1.5% per year. Benefits for US employees are coordinated with US Social Security retirement benefits by reducing the service factor to 0.9% with respect to average salary less than or equal to the average covered Social Security wages ($43,968 for an employee who retires at age 65 during 2003). As of January 1, 2003, the number of credited years of service and the compensation covered by the pension plan for the Named Officers are: Richard L. Lister, 18.5 and $200,000; Peter J. Goodwin, 10.1 and $200,000; and Allen J. Palmiere, 11.2 and $196,682. As of January 1, 2003, Mr. Goodwin is a US employee; neither Mr. Lister nor Mr. Palmiere are US employees.

ZEMEX CORPORATION RETIREMENT PENSION PLAN
Estimated Pension Benefits

	Credited Service as of Normal Retirement Date ("NRD")

Average Final Compensation as of NRD	15	20	25	30	35

$50,000	$7,293	$9,724	$12,155	$14,586	$17,017
$75,000	$12,918	$17,224	$21,530	$25,836	$30,142
$100,000	$18,543	$24,724	$30,905	$37,086	$43,267
$125,000	$24,168	$32,224	$40,280	$48,336	$56,392
$150,000	$29,793	$39,724	$49,655	$59,586	$69,517
$175,000	$35,418	$47,224	$59,030	$70,836	$82,642
$200,000	$41,043	$54,724	$68,405	$82,086	$95,767
$225,000	$41,043	$54,724	$68,405	$82,086	$95,767

Note:	All benefits shown were estimated using the 2003 Social Security Law and assume the employee terminates employment during 2003 on his NRD (age 65). The benefits shown are payable at NRD as a Five Year Certain and Life Annuity, the normal form for an unmarried participant. All amounts are annual.

ZEMEX CORPORATION RETIREMENT PENSION PLAN
Estimated Pension Benefits (Canadian employees only)

	Credited Service as of Normal Retirement Date ("NRD")

Average Final Compensation as of NRD	15	20	25	30	35

$50,000	$11,250	$15,000	$18,750	$22,500	$26,250
$75,000	$16,875	$22,500	$28,125	$33,750	$39,375
$100,000	$22,500	$30,000	$37,500	$45,000	$52,500
$125,000	$28,125	$37,500	$46,875	$56,250	$65,625
$150,000	$33,750	$45,000	$56,250	$67,500	$78,750
$175,000	$39,373	$52,500	$65,625	$78,750	$91,875
$200,000	$45,000	$60,000	$75,000	$90,000	$105,000
$225,000	$45,000	$60,000	$75,000	$90,000	$105,000

Note:	All benefits shown were estimated using the 2003 Social Security Law and assume the employee terminates employment during 2003 on his NRD (age 65). The benefits shown are payable at NRD as a Five Year Certain and Life Annuity, the normal form for an unmarried participant. All amounts are annual.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the equity compensation plan is as follows:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in
	and rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Combined 1995 and 1999 Stock Option Plans
Equity compensation plans approved by security holders	1,047,150	$7.37	215,850

Equity compensation plans not approved by security holders	––	––	––

Total	1,047,150	$7.37	215,850

Employee Stock Purchase Plan
Equity compensation plans approved by security holders	—	––	82,438

Equity compensation plans not approved by security holders	––	––	––

Total	—	––	82,438

The following table sets forth, as of March 25, 2003, information concerning the shares beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our common shares, each director and each officer who was an executive officer as of that date, and all of our executive officers and directors as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

Ownership Table

	Shares Beneficially		Percentage
Name of Beneficial Owner(1)(2)	Owned(4)		Beneficially Owned

The Dundee Bank PO Box 2506 GT George Town, Grand Cayman Cayman Islands, BWI	3,055,176	(3)(13)	38.7%
Paul A. Carroll	42,050	(5)(7)(13)	*
Morton A. Cohen	331,386	(5)(6)(13)	4.2%
John M. Donovan	44,846	(5)(13)	*
R. Peter Gillin	38,500	(5)(13)	*
Jonathan Goodman	37,500	(5)(7)(13)	—
Peter Lawson-Johnston	112,018	(5)(8)(13)	1.4%
Richard L. Lister	341,834	(5)(9)(10)(12)(13)	3.9%
Garth A.C. MacRae	37,500	(5)(7)	*
William J. vanden Heuvel	57,522	(5)(13)	*
Allen J. Palmiere	110,510	(10)(13)	1.4%
Peter J. Goodwin	120,154	(10)(12)(13)	1.4%
Terrance J. Hogan	135,990	(10)(11)(12)(13)	1.7%
All Directors and Named Officers as a group (12 persons)	1,506,150	(4)(5)(7)(8)(9)(10)(11)(12)(13)	17.3%

*	Denotes less than 1% of common shares outstanding

(1)	A Schedule 13G, prepared for Merrill Lynch & Co., Inc. (on behalf of Merrill Lynch Investment Managers (“MLIM”)), was filed with the Securities and Exchange Commission indicating that MLIM could be construed to be a beneficial owner of 821,410 (10.43%) common shares as of January 13, 2003. However, MLIM disclaims any beneficial ownership of the common shares because they are held in proprietary trading accounts.

(2)	Franklin Resources, Inc. (“Franklin”) has filed a Schedule 13G with the Securities and Exchange Commission indicating that Franklin could be deemed to be a beneficial owner of 511,100 (6.5%) common shares as of February 12, 2003. However, Franklin disclaims any beneficial ownership of the common shares as they are owned by one or more open or closed-end investment companies or held in discretionary accounts managed by Franklin.

(3)	The Dundee Bank has filed a Schedule 13D with the Securities and Exchange Commission indicating that it was the beneficial owner of 3,055,176 of our common shares as of August 15, 2002.

(4)	Computed in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended.

(5)	On April 21, 1997, Messrs. Carroll, Cohen, Donovan, Lawson-Johnston and vanden Heuvel were each granted options for 10,000 shares at $7.00 per common share exercisable in two instalments of 5,000 each beginning on April 21, 1998 and April 21, 1999, respectively. These options would have expired April 21, 2003 but will pursuant to the arrangement and as determined by the board have been extended to July 1, 2003. On May 15, 1998, Messrs. Carroll, Cohen, Donovan, Lawson-Johnston and vanden Heuvel were granted options for an additional 7,500 shares at

$10.1875 per common share exercisable in two instalments of 3,750 each beginning on May 15, 1999 and May 15, 2000, respectively. These options expire May 15, 2004. On May 15, 1998, Mr. Lister was granted options for an additional 80,000 shares at $10.1875 per common share exercisable in two instalments of 40,000 each beginning on May 15, 1999 and May 15, 2000, respectively. On October 1, 1998, upon joining the board, Mr. MacRae was granted options for 15,000 shares at $6.50 per share exercisable in two instalments of 7,500 each beginning on October 1, 1999 and October 1, 2000, respectively, and expiring on October 1, 2004. On January 15, 1999, upon joining the board, Mr. Gillin was granted options for 15,000 common shares at $6.5625 per common share exercisable in two instalments of 7,500 each beginning on January 15, 2000 and January 15, 2001, respectively, and expiring on January 15, 2005. On May 26, 1999, stock options for 15,000 common shares at $6.2625 per common share were granted to Messrs. Cohen, Donovan, Lawson-Johnston and vanden Heuvel exercisable in two instalments of 7,500 each beginning on May 26, 2000 and May 26, 2001, respectively, and expire on May 26, 2009. On May 26, 1999, stock options for 7,500 common shares at $6.2625 per common share were granted to Messrs. Carroll, Gillin and MacRae; exercisable in two instalments of 3,750 each beginning on May 26, 2000 and May 26, 2001, respectively, and expiring on May 26, 2009. On February 14, 2001, Messrs. Carroll, Cohen, Donovan, Gillin, Lawson-Johnston, MacRae and vanden Heuvel were granted options for 5,000 common shares at $5.21 per common share exercisable in two instalments of 2,500 each beginning on February 14, 2002 and February 14, 2003, respectively, and expiring on February 14, 2007. On June 14, 2002, Messrs. Gillin, Goodman and MacRae were granted options for 10,000 shares, 37,500 shares and 10,000 common shares respectively at $6.83 per share exercisable in two instalments of 5,000 common shares, 18,750 common shares and 5,000 shares, respectively beginning on June 14, 2003 and June 14, 2004, and expiring on June 14, 2008. All options were granted at the market value at the time of grant. All options that have not vested shall be deemed to vest pursuant to the Arrangement and as determined by resolution of the board. Note that at the meeting of our board of directors held on March 3, 2003, the expiration date of the options which expired on February 18, 2003, and those which will expire on April 21, 2003, was extended to July 1, 2003. Said options were otherwise unchanged.

(6)	Includes 288,040 common shares owned by Clarion Capital Corporation, a company of which Mr. Cohen may be deemed to be the beneficial owner.

(7)	Messrs. Carroll, Goodman and MacRae are directors of Dundee Bancorp Inc. of which The Dundee Bank is an indirect wholly-owned subsidiary.

(8)	Includes 18,733 common shares beneficially owned by Elgerbar Corporation. Mr. Lawson-Johnston is president and director of Elgerbar Corporation and has shared voting and investment power with respect to the common shares held by it.

(9)	Mr. Lister resigned as president and chief executive officer in November 2002. Pursuant to an agreement dated August 7, 2002, Mr. Lister is required to vote his shares pursuant to a voting trust with The Dundee Bank in a manner consistent with the recommendation of the board.

(10)	Includes common shares issuable upon exercise of options including options that are deemed vested pursuant to the Arrangement and as determined by the board as follows: Mr. Lister, 245,000 common shares; Mr. Palmiere, 105,000 common shares; Mr. Goodwin, 90,000 common shares; Mr. Hogan, 77,000 common shares; and all named officers and directors as a group, 804,500 common shares.

(11)	On May 24, 2001, Mr. Hogan was granted options for 22,000 shares at $7.25 exercisable in two instalments of 11,000 common shares each beginning on May 24, 2002 and May 24, 2003 respectively.

(12)	Includes shares purchased from January 1, 1995 to December 31, 2002 in accordance with the terms and conditions of our employee stock purchase plan as follows: Mr. Lister, 59,010 common shares; Mr. Goodwin, 34,880 common shares; and Mr. Hogan, 26,719 common shares.

(13)	In connection with Arrangement, certain of the directors, executive officers and other securityholders entered into support agreements with Pacasmayo. These securityholders, directors and officers own, in the aggregate, 3,562,674 common shares and options to purchase 559,500 common shares, representing approximately 46% of the aggregate outstanding common shares and options. Pacasmayo has filed a Schedule 13D with the Securities and Exchange Commission indicating that Pacasmayo may be deemed to beneficially own 4,122,174 common shares as of March 3, 2003 by virtue of the execution of the support agreements.

All of our outstanding options have been vested, subject to completion of the Arrangement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation provides management services to a company owned by its largest shareholder, Dundee Bancorp, Inc. (“Dundee”). The Corporation charged $68,000, $69,000 and $67,000 in 2002, 2001 and 2000, respectively. The fee has been established based upon fees charged for comparable services provided by a consultant operating on an arms length basis. This contract was terminated effective December 31, 2002.

During the year the Corporation paid $63,000 (2001 – $74,000 and 2000 – $87,000) to a subsidiary of Dundee for services provided as a financial advisor for the management of the Corporation’s pension plan.

ITEM 14.	CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial statements and independent auditors’ report filed as part of this report:

(a)	Consolidated Balance Sheets at December 31, 2002 and 2001, which information is found on page F-4 of this report;

(b)	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2002, which information is found on page F-5 of this report;

(c)	Consolidated Statements of Operations for the three years ended December 31, 2002, which information is found on page F-3 of this report;

(d)	Consolidated Statements of Cash Flows for the three years ended December 31, 2002, which information is found on page F-6 of this report; and

(e)	Notes to the Consolidated Financial Statements, which information is found on pages F-7 to F-33 of this report.

2.	Financial statement schedules and independent auditors’ report filed as part of this report:

Schedule Number	Description

Schedule II	Valuation and Qualifying Accounts and Reserves (page S-2)

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the related notes thereto, or is not applicable or required.

3.	Exhibits

(3)(a)	Articles of Continuance (Incorporated by reference from Exhibit 3.1 of the Corporation’s Registration Statement on Form S-4, Registration No. 333-65307, which was declared effective on December 10, 1998)

(3)(b)	Articles of Amendment to the Articles of Continuance (Incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form S-4, Registration No. 333-65307, which was declared effective on December 10, 1998)

(3)(c)	By-Law No. 1 (Incorporated by reference from Exhibit 3.3 of the Corporation’s Registration Statement on Form S-4, Registration No. 333-65307, which was declared effective on December 10, 1998)

(4)(a)	Amended and Restated Credit Agreement dated as of August 15, 2002 among Zemex Corporation, Zemex U.S. Corporation and Bank of America N.A. et al. (Incorporated by reference from Exhibit 4.1 of the Corporation’s Form 10-Q filed on November 13, 2002)

(10)(a)*	Key Executive Common Stock Purchase Plan (Incorporated by reference from Exhibit (10)(b) of the Corporation’s Annual Report on Form 10-K filed on March 31, 1991)

(10)(b)	Consent to Assignment of Lease and to Agreement Sublease, and permission to Make Payments dated November 7, 1978 each from Joberta Enterprises, Inc. to NL Industries, Inc. and The Feldspar Corporation (Incorporated by reference from Exhibit 10(pp) to the Corporation’s Registration Statement on Form S-2, Registration No. 33-7774, filed on August 5, 1986)

(10)(c)	Suzorite Mica Product Inc.’s Mining Lease dated August 25, 1975 between the Province of Quebec and Marietta Resources International Ltd. (Incorporated by reference from Exhibit 10(av) of the Corporation’s Annual Report on Form 10-K filed on March 31, 1994)

(10)(d)	1999 Stock Option Plan, as amended (Incorporated by reference from Exhibit 99.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-70406, filed on September 28, 2001)

(10)(e)	1999 Employee Stock Purchase Plan, as amended (Incorporated by reference from Exhibit 99.2 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-70406, filed on September 28, 2001)

(10)(f)	Stock Purchase Agreement by and between North American Höganäs Holdings, Inc. and Zemex U.S. Corporation, Pyron Corporation and Pyron Metal Powders, Inc. dated as of March 6, 2000 (Incorporated by reference from the Corporation’s Current Report on Form 8-K dated March 8, 2000 and filed on March 9, 2000)

(10)(g)*	Agreement between Zemex Corporation and Richard L. Lister dated as of the 7th day of August 2002 (Incorporated by reference from Exhibit 10.1 of the Corporation’s Form 8-K filed on August 22, 2002)

(10)(h)*	Agreement between Zemex Corporation and Allen J. Palmiere dated as of the 15th day of October 2002 (Incorporated by reference from Exhibit 10.2 of the Corporation’s Form 10-Q filed on November 13, 2002)

(10)(i)*	Agreement between Zemex Corporation and Peter J. Goodwin dated as of the 29th day of October 2002 (Incorporated by reference from Exhibit 10.3 of the Corporation’s Form 10-Q filed on November 13, 2002)

(10)(j)*	Agreement between Zemex Corporation and Terrance J. Hogan dated as of the 1st day of October 1999 (Incorporated by reference from Exhibit (10)(p) of the Corporation’s Annual Report on Form 10-K filed on April 14, 2000)

(10)(k)*	Agreement between Zemex Corporation and R. Peter Gillin dated as of the 11th day of November 2002 and effective November 18, 2002 (Incorporated by reference from Exhibit 10.4 of the Corporation’s Form 10-Q filed on November 13, 2002)

(21)	Subsidiaries of the Registrant

(23)	Consent of Deloitte & Touche LLP

(99)(1)	Certification of R. Peter Gillin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(2)	Certification of Allen J. Palmiere pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

There were no reports Form 8-K filed in the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEMEX CORPORATION

	By:	/s/ R. PETER GILLIN

Dated: March 27, 2003		R. Peter Gillin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ PETER LAWSON-JOHNSTON Peter Lawson-Johnston	Chairman of the Board and Director	March 27, 2003

/s/ R. PETER GILLIN R. Peter Gillin	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ PAUL A. CARROLL Paul A. Carroll	Director	March 27, 2003

/s/ MORTON A. COHEN Morton A. Cohen	Director	March 27, 2003

/s/ JOHN M. DONOVAN John M. Donovan	Director	March 27, 2003

/s/ JONATHAN GOODMAN Jonathan Goodman	Director	March 27, 2003

Signature	Title	Date

/s/ GARTH A.C. MACRAE Garth A.C. MacRae	Director	March 27, 2003

/s/ WILLIAM J. VANDEN HEUVEL William J. vanden Heuvel	Director	March 27, 2003

/s/ ALLEN J. PALMIERE Allen J. Palmiere	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 27, 2003

CERTIFICATION

I, R. Peter Gillin, certify that:

1.	I have reviewed this annual report on Form 10-K of Zemex Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 27th day of March, 2003.
	By:	/s/ R. PETER GILLIN

R. Peter Gillin President and Chief Executive Officer

CERTIFICATION

I, Allen J. Palmiere, certify that:

1.	I have reviewed this annual report on Form 10-K of Zemex Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 27th day of March, 2003.
	By:	/s/ ALLEN J. PALMIERE

Allen J. Palmiere Vice President, Chief Financial Officer and Corporate Secretary

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Zemex Corporation

We have audited the consolidated financial statements of Zemex Corporation as at December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and have issued our report thereon dated February 18, 2003; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Zemex Corporation listed in Item 15. This financial statement schedule is the responsibility of Zemex Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP Chartered Accountants

Toronto, Canada February 18, 2003

S-1

ZEMEX CORPORATION
And Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

For the Year Ended December 31,

(All amounts are in thousands of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F

		Additions
	Balance at	Charged to	Other		Balance
	Beginning	Costs and	Additions		At End
Description	of Period	Expenses	(Deductions)	Deductions	of Period

2002
Allowance for Doubtful Accounts	$195	$440	$2	$296	$341
2001
Allowance for Doubtful Accounts	$166	$237	$(1)	$207	$195
2000
Allowance for Doubtful Accounts	$349	$85	$(104)	$164	$166

S-2

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Zemex Corporation

We have audited the consolidated balance sheets of Zemex Corporation as at December 31, 2002 and 2001 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Chartered Accountants

Toronto, Ontario
February 18, 2003 except as to Note 21, which is as of March 3, 2003

Comments by Auditor on Canada-United States of America Reporting Difference

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principle that has a material effect on the comparability of the Corporation’s financial statements, such as the change described in note 1(l) to the financial statements. Our report to the shareholders, dated February 18, 2003 except as to note 21, which is as of March 3, 2003 is expressed in accordance with Canadian reporting standards which does not require a reference to such change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP
Chartered Accountants

Toronto, Ontario
February 18, 2003 except as to Note 21, which is as of March 3, 2003

MANAGEMENT’S REPORT

The management of Zemex Corporation and its subsidiaries has the responsibility for preparing the consolidated financial statements presented in this annual report and for their accuracy and integrity. The statements have been prepared in conformity with Canadian generally accepted accounting principles, and include informed judgments and estimates as required. Other financial information in this annual report is consistent with the financial statements.

Zemex Corporation’s system of internal controls is designed to provide reasonable assurance, at a justifiable cost, as to the reliability of financial records and reporting and the protection of assets. This system includes organizational arrangements with clearly defined lines of responsibility.

Deloitte & Touche LLP, independent auditors, have audited the consolidated financial statements of Zemex Corporation and their report is included on the preceding page.

Zemex Corporation has formal standards of corporate conduct and policies regarding high standards of ethics and financial integrity. These policies have been disseminated to appropriate employees and internal control procedures provide reasonable assurance that violations of these policies, if any, are detected.

/s/ Allen J. Palmiere	/s/ R. Peter Gillin

Allen J. Palmiere Vice President, Chief Financial Officer and Corporate Secretary	R. Peter Gillin President and Chief Executive Officer

AUDIT COMMITTEE REPORT

The audit committee of the board of directors is currently composed of three independent directors, Garth A.C. MacRae, Morton A. Cohen and John M. Donovan. The audit committee held seven meetings during 2002.

The audit committee oversees the financial reporting process of the Corporation on behalf of the board of directors. In fulfilling its responsibility, the audit committee recommended to the board of directors, subject to shareholder approval, the selection of the Corporation’s independent auditors. The audit committee met with management and representatives of the auditors, Deloitte & Touche LLP, to review accounting, auditing and financial reporting matters. The audit committee also met with Deloitte & Touche LLP representatives without management present.

/s/ Garth A.C. MacRae Garth A.C. MacRae Chairman, Audit Committee

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts are in thousands of U.S. dollars, except share and per share amounts)

Years ended December 31	2002	2001	2000

Net sales	$73,869	$57,336	$76,480

Costs and expenses
Cost of goods sold	50,977	37,883	55,683
Selling, general and administrative	13,842	11,833	12,394
Depreciation, depletion and amortization	6,250	5,766	7,801
Other expense (note 21)	3,950	—	—

	75,019	55,482	75,878

(Loss) income before the undernoted	(1,150)	1,854	602
Provision for asset impairment (note 6)	—	—	(24,552)
Interest income	175	119	155
Interest expense	(1,119)	(910)	(2,386)
Other, net	56	615	(3,017)

(Loss) income before (recovery of) provision for income taxes and non-controlling interest	(2,038)	1,678	(29,198)
(Recovery of) provision for income taxes (note 7)	(223)	803	(9,961)
Non-controlling interest in earnings of subsidiary	—	10	119

(Loss) income before discontinued operations	(1,815)	865	(19,356)
Income from discontinued operations (note 12)	—	—	11,385

Net (loss) income	$(1,815)	$865	$(7,971)

Net (loss) income per share
Basic
Continuing operations	$(0.23)	$0.11	$(2.29)
Discontinued operations	$—	$—	$1.35

	$(0.23)	$0.11	$(0.94)

Diluted
Continuing operations	$(0.23)	$0.10	$(2.29)
Discontinued operations	$—	$—	$1.35

	$(0.23)	$0.10	$(0.94)

Weighted average number of common shares outstanding
Basic	7,907,760	8,190,194	8,466,988
Diluted	7,990,628	8,295,480	8,660,504

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(All amounts are in thousands of U.S. dollars)

December 31	2002	2001

ASSETS
Current assets
Cash	$635	$532
Accounts receivable
(less allowance for doubtful accounts of $342 at December 31, 2002 and $195 at December 31, 2001) (note 16)	11,987	8,639
Inventories (note 3)	17,611	16,417
Prepaid expenses and other current assets	755	380
Income taxes receivable	—	601
Future income tax benefits (note 7)	1,954	384

	32,942	26,953
Property, plant and equipment (notes 4 and 10)	68,715	56,962
Goodwill (notes 1 and 2)	2,787	2,701
Other assets (note 5)	918	3,505
Future income tax benefits (non-current) (note 7)	8,068	7,394

	$113,430	$97,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank indebtedness (note 10)	$6,000	$11,000
Accounts payable	4,202	2,957
Accrued liabilities (note 21)	5,970	2,578
Income taxes payable	171	—
Current portion of long term debt (note 10)	381	284

	16,724	16,819
Long term debt (note 10)	20,358	211
Other non-current liabilities	2,434	2,281
Future income tax obligations (note 7)	1,413	1,399

	40,929	20,710

Shareholders’ equity
Common stock (notes 9 and 11)	51,644	53,786
Retained earnings	23,330	26,820
Note receivable from shareholder (notes 9 and 11)	—	(1,259)
Cumulative translation adjustment	(2,473)	(2,542)

	72,501	76,805

	$113,430	$97,515

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements

Approved by the Board of Directors	/s/ Garth A.C. MacRae	/s/ John M. Donovan

	Director	Director

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts are in thousands of U.S. dollars)

			Note
			Receivable	Cumulative
	Common	Retained	From	Translation	Treasury
	Stock	Earnings	Shareholder	Adjustment	Stock	Total

Balance at December 31, 1999	$58,560	$33,920	$(1,749)	$(1,684)	$—	$89,047
Stock issued under ESPP, net (a) (b)	514	—	—	—	—	514
Stock purchased for treasury (b)	—	—	—	—	(1,862)	(1,862)
Stock options repurchased	—	9	—	—	—	9
Cancellation of treasury stock	(1,862)	—	—	—	1,862	—
Net (loss) for the year	—	(7,971)	—	—	—	(7,971)
Translation adjustment	—	—	—	(324)	—	(324)
Shareholder loan repayment	—	—	490	—	—	490

Balance at December 31, 2000	57,212	25,958	(1,259)	(2,008)	—	79,903
Stock issued under ESPP, net (a) (b)	419	—	—	—	—	419
Stock purchased for treasury (b)	—	—	—	—	(3,845)	(3,845)
Stock options repurchased	—	(3)	—	—	—	(3)
Cancellation of treasury stock	(3,845)	—	—	—	3,845	—
Net income for the year	—	865	—	—	—	865
Translation adjustment	—	—	—	(534)	—	(534)

Balance at December 31, 2001	53,786	26,820	(1,259)	(2,542)	—	76,805
Stock issued under ESPP, net (a) (b)	349	—	—	—	—	349
Stock purchased for treasury (b) (c)	—	—	—	—	(2,491)	(2,491)
Cancellation of treasury stock (c)	(2,491)	—	—	—	2,491	—
Net (loss) for the year	—	(1,815)	—	—	—	(1,815)
Goodwill impairment (d)	—	(1,675)	—	—	—	(1,675)
Shareholder loan repayment (c)	—	—	1,259	—	—	1,259
Translation adjustment	—	—	—	69	—	69

Balance at December 31, 2002	$51,644	$23,330	$—	$(2,473)	$—	$72,501

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements
(a)	Employee stock purchase plan (“ESPP”)

(b)	See note 11

(c)	See note 9

(d)	See note 1 (l)

CONSOLIDATED STATEMENTS OF CASH FLOWS (note 12)
(All amounts are in thousands of U.S. dollars)

Years ended December 31	2002	2001	2000

Cash flows from operating activities
Net (loss) income	$(1,815)	$865	$(7,971)
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation, depletion and amortization	6,250	5,766	8,181
Amortization of and write-off of deferred financing costs	—	—	1,759
Provision for asset impairment	—	—	24,246
(Increase) decrease in future income tax benefits	(1,204)	26	(5,244)
Non-controlling interest in subsidiary earnings	—	10	119
Gain on sale of property, plant and equipment	(27)	(301)	(263)
Gain on sale of discontinued operations	—	—	(15,718)
Decrease (increase) in other assets	432	364	(6,560)
(Decrease) increase in other non-current liabilities	(27)	98	98
Changes in non-cash working capital items (a)	2,575	(2,245)	1,054

Net cash provided by (used in) operating activities	6,184	4,583	(299)

Cash flows from investing activities
Additions to property, plant and equipment	(5,524)	(3,551)	(4,436)
Acquisitions, net of cash acquired (b)	(14,705)	—	—
Proceeds from sale of assets (b)	184	7,357	352
Proceeds from sale of discontinued operations (b)	—	—	39,353
Proceeds from sale of securities	—	—	5,134

Net cash (used in) provided by investing activities	(20,045)	3,806	40,403

Cash flows from financing activities
(Payments) proceeds net, on bank indebtedness	(5,000)	(6,145)	11,645
Proceeds from long term debt	20,333	288	519
Repayment of long term debt	(498)	(575)	(50,783)
Issuance of common stock (c)	349	419	514
Purchase of common stock and options (c) (d)	(2,491)	(3,848)	(1,853)
Decrease in note receivable from shareholder (d)	1,259	—	490

Net cash provided by (used in) financing activities	13,952	(9,861)	(39,468)

Effect of exchange rate changes on cash	12	(171)	(53)

Net increase (decrease) in cash	103	(1,643)	583
Cash at beginning of year	532	2,175	1,592

Cash at end of year	$635	$532	$2,175

Supplemental disclosure of cash flow information
Income taxes paid	$246	$1,244	$1,519
Interest paid	947	928	2,705

Prepared in accordance with Canadian GAAP

See notes to the consolidated financial statements
(a)	See note 15

(b)	See note 2

(c)	See note 11

(d)	See note 9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, inventory reserves, property, plant and equipment, impairment, reclamation reserves, tax provision and pension liabilities. Actual results could differ from those estimates. The significant accounting policies of Zemex Corporation and its subsidiaries are as follows:

a.	Principles of Consolidation

The consolidated financial statements include the accounts of Zemex Corporation and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

b.	Inventories

Inventories, specifically ore, raw materials, work in process and finished products, are stated at the lower of cost or net realizable value and are computed using the average cost method. Materials and supplies are stated at cost using the first-in, first-out or average cost method.

c.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. When assets are sold or otherwise retired, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is included in results of operations. Provisions for depreciation are based upon estimated useful lives, using the straight-line method. Depreciation on newly constructed or purchased assets begins when the asset is placed into production. Depletion of mining properties and depreciation of other mining assets are computed using the unit-of-production method, except in the case of the Corporation’s Canadian mica operation where the estimated reserves exceed the expected production during the term of the mining lease. The mica mining lease rights and deferred costs are amortized using the straight-line method over the term of the mining lease.

d.	Recoverability of Asset Carrying Value

The Corporation evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets, including intangibles, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

e.	Postretirement Benefits

Pension Plans

The funding policy of the Corporation with respect to the pension plans for U.S. employees is to contribute annually, to the extent necessary, at a rate that is intended to provide for the cost of benefits earned during the year and which will amortize prior service costs and experience gains and losses over the average remaining service lives of the employee group.

Healthcare and Other Postretirement Benefits Other Than Pensions

The Corporation accounts for healthcare and other postretirement benefits other than pensions by accruing for all such amounts during the years in which employees render the necessary services to be entitled to receive such benefits. The 2002, 2001 and 2000 amounts include the current year expense and the impact of the transition liability, which is being amortized over a twenty year period that began in 1993.

f.	Foreign Currency Translation

The functional currency for the Corporation’s operations is the U.S. dollar. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translating the foreign currency assets and liabilities of the Corporation’s self-sustaining foreign operation into U.S. dollars is accumulated as part of the cumulative translation adjustment component of shareholders’ equity. Results of operations and cash flows are translated using the average exchange rates during the year. Gains and losses from foreign currency transactions are included in net (loss) income for the year.

g.	Revenue Recognition

Revenue is recognized when goods are shipped to customers and when all significant contractual obligations have been satisfied. Consignment sales are recognized when a customer draws the goods from inventory.

h.	Research and Development Expenses

Research expenses are charged to earnings in the periods in which they are incurred. Development costs are also expensed unless they are significant and meet generally accepted criteria for deferral. Research and development expenses were $325,000, $545,000 and $470,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

i.	Provision for Future Reclamation Costs

Provisions for future reclamation costs have been established based upon estimated future reclamation costs, allocated over the expected productive lives of the Corporation’s quarries and mines.

j.	Income Taxes

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

k.	Earnings Per Share

Earnings per share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share are calculated in accordance with the treasury stock method.

l.	Goodwill and Other Intangible Assets

In 2001, the Canadian Institute of Chartered Accountants issued Section 3062 “Goodwill and Other Intangible Assets”. This standard was effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The following table summarizes the adjustment to the consolidated statements of operations on the adoption of this standard (all amounts are in thousands of U.S. dollars):

Years ended December 31	2001	2000

Income (loss) before discontinued operations, as reported	$865	$(19,356)
Goodwill amortization	183	156

Adjusted income (loss) before discontinued operations	$1,048	$(19,200)

Section 3062 also requires the Corporation to complete a transitional goodwill impairment test within six months from the date of adoption. This transitional review was completed as at June 30, 2002 for the goodwill that had been recorded by the Corporation’s aluminum recycling group, the operations of which collectively comprise a reporting unit, on the acquisition of S&R Enterprises, Inc. The review indicated an impairment of goodwill. The impairment reflected the decline of the fair market value of the reporting unit due to the depressed nature of the secondary aluminum industry. An after tax amount of $1.7 million (total write down of $2.7 million less tax effect of $1.0 million), representing the goodwill impairment, was charged to opening retained earnings effective January 1, 2002 in accordance with the transitional provisions of this standard.

m.	Stock-Based Compensation Plans

The Corporation does not recognize compensation expense for its stock-based compensation plans. Any consideration paid by employees on exercise of stock options or purchase of stock is recorded as share capital. If stock is repurchased from employees, the excess of the consideration paid over the cost of the capital stock cancelled is charged to selling, general and administrative expense, net of any tax effect.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisition of Friendly, West Virginia Plant

On March 27, 2002, the Corporation purchased, through a newly formed subsidiary Alumitech of West Virginia, Inc., the assets of Resource Recovery Industries, LLC, an aluminum dross processor located in Friendly, West Virginia. The purchase price was $3.1 million and was financed by a drawdown on the Corporation’s credit facility (see note 19).

Acquisition of Attapulgus, Georgia Plant

On February 1, 2002, the Corporation acquired, through Zemex Attapulgite, LLC, a newly incorporated subsidiary under the industrial minerals group, the assets of an attapulgite clay operation from Milwhite, Inc. The Corporation paid $11.6 million for the assets and funded the acquisition through a drawdown from its credit facility.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (all amounts are in thousands of U.S. dollars).

Current assets	$1,123
Capital assets	8,840
Goodwill	2,787

Total assets	12,750
Current liabilities	991
Other non-current liabilities	180

Net assets acquired	$11,579

The following table presents pro forma information as though the transaction had taken place as at January 1, 2000 (all amounts are in thousands of U.S. dollars, except per share amounts):

Years ended December 31	2002	2001	2000

Net sales	$74,559	$65,596	$83,863

(Loss) income before discontinued operations	$(1,786)	$1,472	$(19,297)

(Loss) income before discontinued operations per share
— Basic	$(0.23)	$0.18	$(2.28)
— Diluted	(0.23)	0.17	(2.28)

Sale of Natural Bridge Facility and Interest in Zemex Fabi-Benwood, LLC

On March 20, 2001, the Corporation completed the sale of its Natural Bridge, New York talc facility and its 60% interest in Zemex Fabi-Benwood, LLC for $7.5 million to IMI Fabi S.p.A. (“IMI Fabi”). The Corporation recognized a pre-tax gain of $0.3 million from this transaction which was recorded as other income in the first quarter of 2001.

Sale of Metal Powders Division

On April 11, 2000, the Corporation disposed of its metal powders division, which consisted of Pyron Corporation and Pyron Metal Powders, Inc. by way of a sale to North American Höganäs Holdings, Inc., a subsidiary of Höganäs AB. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000. The after-tax gain was $10.5 million, or $1.24 per share. The metal powders division was disclosed as a discontinued operation and the prior period figures were reclassified accordingly (see note 12).

3.	INVENTORIES

(All amounts are in thousands of U.S. dollars)	2002	2001

Ore, raw materials, work in process and finished products
Industrial minerals	$12,906	$12,378
Aluminum recycling	1,054	494

	13,960	12,872

Materials and supplies
Industrial minerals	3,651	3,545

	$17,611	$16,417

4.	PROPERTY, PLANT AND EQUIPMENT

(All amounts are in thousands of U.S. dollars)	Useful Life	2002	2001

Land		$9,567	$6,810
Mining properties and deferred costs		11,377	8,937
Buildings	30–40 years	19,176	15,509
Machinery and equipment	3–20 years	73,571	64,007
Construction in progress		1,591	2,805

Total property, plant and equipment, at cost		115,282	98,068
Less: Accumulated depreciation and depletion		(46,567)	(41,106)

Net property, plant and equipment		$68,715	$56,962

The major components of the net change in property, plant and equipment are as follows:

(All amounts are in thousands of U.S. dollars)	2002	2001

Net property, plant and equipment, beginning of year	$56,962	$65,846
Acquisition of subsidiaries	12,545	—
Depreciation and depletion	(6,215)	(5,468)
Capital asset additions	5,524	3,551
Capital asset dispositions	(157)	(44)
Translation adjustment	56	(364)
Sale of industrial minerals’ facilities (note 2)	—	(6,559)

Net property, plant and equipment, end of year	$68,715	$56,962

As at December 31, 2002, the Corporation estimates that approximately $1,781,000 will be expended to complete its construction in progress (December 31, 2001 – $678,000). The Corporation did not capitalize any interest relating to capital projects during 2002 and 2001.

5.	OTHER ASSETS

(All amounts are in thousands of U.S. dollars)	2002	2001

Long-term receivables	$367	$365
Prepaid pension cost (note 8)	192	726
Deferred reorganization	183	213
Patents, net	—	3
Hecla escrow (note 21)	—	2,000
Other	176	198

	$918	$3,505

6.	PROVISION FOR ASSET IMPAIRMENT

The Corporation provided the following asset impairment in fiscal 2000 (all amounts are in thousands of U.S. dollars):

2000

Aluminum recycling (a)
Property, plant and equipment	$11,445
Patents	4,640
Site restoration costs	1,500
Industrial minerals (b)
Goodwill	2,244
Property, plant and equipment	1,700
Other	1,258
Corporate (c)
Acquisition and disposition costs	1,765

$24,552

(a)	The Corporation’s subsidiary, Alumitech, invested significant time and capital in the development of a proprietary technology for the processing of aluminum dross and saltcake. While the technology was proven and a competitive product produced, a combination of a poor economic environment for secondary aluminum, a depressed steel industry and low landfill prices resulted in an inability to make the process economically viable. Accordingly, in fiscal 2000 the Corporation provided fully for a permanent asset impairment, wrote down the related assets to their estimated salvage value, and wrote off all costs associated with the process.

(b)	In 1998 the Corporation purchased 100% of the shares of Aspect Minerals, Inc. The plant was rebuilt and expanded, and the product line increased. Shortly before the commissioning phase a major source of raw material feedstock closed down. The Corporation had been unsuccessful in locating an alternate source of acceptable feedstock, and had to rely on higher quantities of mined material which were inconsistent in nature. Accordingly, in fiscal 2000, the Corporation placed the facility on care and maintenance and, based on estimated future cash flows, established a provision for permanent asset impairment.

(c)	During 2000, the Corporation incurred significant costs in evaluating and pursuing various alternatives to maximize shareholder value. In addition, the Corporation incurred significant legal, banking, environmental and other due diligence costs associated with the attempted purchase of K-T Clay Company from Hecla Mining Company (see note 21). These costs were written off in fiscal 2000.

7.	INCOME TAXES

The (recovery of) provision for income taxes consists of the following components (all amounts are in thousands of U.S. dollars):

	2002	2001	2000

Total pre-tax (loss) income from continuing operations	$(2,038)	$1,678	$(29,198)

Current tax provision
Canadian	$713	$838	$744
Federal U.S	(98)	(68)	(4,868)
State and local U.S	227	3	32

Total	842	773	(4,092)

Future tax provision
Canadian	14	(257)	202
Federal U.S	(1,059)	292	(4,840)
State and local U.S	(20)	(5)	(1,231)

Total	(1,065)	30	(5,869)

(Recovery of) provision for income taxes	$(223)	$803	$(9,961)

The following analysis reconciles the Canadian income tax rate to the effective income tax rate.

	2002	2001	2000

	%	%	%
Statutory federal rate	(37.2)	37.2	(37.2)
Unrecognized benefit of losses	23.4	13.8	0.6
Mining taxes	12.5	14.0	1.0
Resource allowance	(10.4)	(10.8)	(1.1)
Difference in U.S. tax rates	4.1	(1.7)	3.4
Other	(3.3)	(4.7)	(0.8)

Effective income tax rate	(10.9)	47.8	(34.1)

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2002 and 2001, the Corporation had unused tax benefits of $1,203,000 and $689,000, respectively, related to Canadian net operating losses. For the fiscal years ended December 31, 2002 and 2001, the Corporation had unused tax benefits of $10,220,000 and $9,940,000, respectively, related to U.S. federal and state net operating loss and tax credit carryforwards.

Significant components of the Corporation’s future tax benefits and obligations as of December 31 are as follows (all amounts are in thousands of U.S. dollars):

	2002			2001

	Canada	U.S.	Total	Canada	U.S.	Total

Future tax benefits
Net operating loss and tax credit carryforwards	$1,203	$10,220	$11,423	$689	$9,940	$10,629
Accrued expenses and reserves	—	1,812	1,812	—	1,503	1,503
Goodwill	—	1,026	1,026	—	—	—
Bad debt allowances	—	181	181	—	137	137
Inventories	—	622	622	—	158	158
Other	—	705	705	—	264	264

Gross future tax benefits	1,203	14,566	15,769	689	12,002	12,691
Valuation allowance	(1,203)	(852)	(2,055)	(689)	(873)	(1,562)

Net future tax benefits	—	13,714	13,714	—	11,129	11,129

Future tax obligations
Property, plant and equipment	1,413	3,692	5,105	1,399	3,096	4,495
Inventories	—	—	—	—	—	—
Pension contributions	—	—	—	—	255	255

Total future tax obligations	1,413	3,692	5,105	1,399	3,351	4,750

Net future tax obligations (benefits)	$1,413	$(10,022)	$(8,609)	$1,399	$(7,778)	$(6,379)

At December 31, 2002, the Corporation had approximately $3,234,000 of Canadian net operating loss carryforwards which expire between 2006 and 2009. These losses are not within the Canadian operating subsidiary and are not available to offset operating income in Canada. No benefit has been recognized in respect of these losses. At December 31, 2002, the Corporation had approximately $14,788,000 of U.S. net federal operating loss carryforwards available to reduce future taxable income, which will expire between 2010 and 2021. Additionally, the Corporation has unused general business tax credits, which expire between 2003 and 2012, and alternative minimum tax credits. The Corporation also has U.S. net state operating losses and investment credit carryforwards; however, a valuation allowance of $852,000 has been recognized to offset the related future tax benefit due to the uncertainty of realizing the full benefit of the tax attribute carryforward.

8.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Corporation has a non-contributory defined benefit pension plan covering a number of U.S. resident employees. During 2002, the Corporation set up a new supplemental executive retirement plan. These plans provide pension benefits that are based on the length of service and the compensation of the employee.

Information relating to the Corporation’s pension plans is as follows (all amounts are in thousands of U.S. dollars):

Change in benefit obligation	2002	2001

Benefit obligation, beginning of year	$15,504	$14,247
Service cost	439	451
Interest cost	1,034	1,030
Amendments	201	—
Actuarial loss	1,010	1,084
Distributions and benefits paid	(1,950)	(1,308)

Benefit obligation, end of year	$16,238	$15,504

Change in fair value of plan assets	2002	2001

Fair value, beginning of year	$13,829	$15,704
Actual return on plan assets	(673)	(567)
Distributions and benefits paid	(1,950)	(1,308)

Fair value, end of year	$11,206	$13,829

Net periodic pension expense included the following components (all amounts are in thousands of U.S. dollars):

	2002	2001	2000

Current service cost	$438	$451	$409
Interest cost on projected benefit obligation	1,034	1,030	961
Expected return on assets	(997)	(1,058)	(1,134)
Net amortization	58	14	(5)

Net pension expense	$533	$437	$231

The status of the plans and the amounts recognized in the consolidated balance sheets of the Corporation for its pension plans as of December 31, 2002 and 2001 is tabulated below (all amounts are in thousands of U.S. dollars):

	2002	2001

Projected benefit obligation	$(16,238)	$(15,504)
Plan assets at fair value	11,206	13,829

Projected benefit obligation in excess of plan assets	(5,032)	(1,675)
Unrecognized net actuarial loss	4,931	2,293
Prior service cost not yet recognized in net periodic pension expense	293	108

Prepaid pension cost included in consolidated balance sheets	$192	$726

Other Postretirement Benefits

Information relating to other postretirement benefits is as follows (all amounts are in thousands of U.S. dollars):

Change in benefit obligation	2002	2001

Benefit obligation, beginning of year	$354	$360
Service cost	10	8
Interest cost	25	24
Actuarial loss	45	11
Benefits paid	(53)	(49)

Benefit obligation, end of year	$381	$354

Change in fair value of plan assets	2002	2001

Fair value, beginning of year	$—	$—
Employer contribution	53	49
Benefits paid	(53)	(49)

Fair value, end of year	$—	$—

Net periodic postretirement benefit expense included the following components (all amounts are in thousands of U.S. dollars):

	2002	2001	2000

Current service cost	$10	$8	$6
Interest cost on projected benefit obligation	25	24	26
Net amortization	27	25	24

Net postretirement benefit expense	$62	$57	$56

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (all amounts are in thousands of U.S. dollars):

	1% Increase	1% Decrease

Effect on accumulated postretirement benefit obligation	$49	$(42)
Effect on aggregate of the service and interest cost components	5	(5)

Assumptions:

	2002	2001	2000
	%	%	%

Weighted average discount rate	6.50	6.85	7.25
Expected long term rate of return	8.75	8.75	8.75
Increase in level of compensation	4.00	4.00	4.00
Weighted average health care cost trend rate	6.50	7.00	7.50
Weighted average ultimate health care cost trend rate	5.00	5.00	5.00

Year in which ultimate health care cost trend rate will be achieved	2005	2005	2005

9.	EMPLOYMENT CONTRACTS

During the third quarter of 2002, the Corporation and its former President and Chief Executive Officer entered into an employment agreement. Under the terms of the agreement, the Corporation purchased from this individual 340,000 common shares of the Corporation at $6.96 per share and paid $257,000 to purchase for cancellation 220,000 previously issued stock options. The individual was issued new options on 165,000 common shares at $6.96 per share and received a one time bonus of $885,000. The financial statement impact was a one time expense of $1,142,000 reflected in selling, general and administrative expense, the reduction of $2,366,000 of share capital upon cancellation of the purchased shares, the repayment of the $1,259,000 note receivable from shareholder, the repayment of the $500,000 advance to shareholder and an increase in the Corporation’s bank indebtedness of $1,300,000.

During the same quarter, the Corporation entered into employment contracts with two other executives. A one time charge of $150,000 resulted from these contracts.

10.	LONG TERM DEBT AND BANK INDEBTEDNESS

(All amounts are in thousands of U.S. dollars)	2002	2001

Credit facility (a)	$20,000	$—
Capital leases (b)	484	450
Other	255	45

Total long term debt	20,739	495
Less: Current portion	381	284

Long term debt	$20,358	$211

(a)	On August 15, 2002, the Corporation entered into an amended and restated credit facility with its bankers. Under the amended credit facility, the then existing $30.0 million facility was split into two tranches. The first $10.0 million tranche, against which $6.0 million has been drawn as of December 31, 2002 (2001 – $11.0 million), remains a 364 day facility maturing on August 15, 2003 and is reflected as bank indebtedness on the balance sheet. The second $20.0 million tranche, against which $20.0 million has been drawn as of December 31, 2002 (2001 – nil), has a two year term and matures on August 15, 2004. The obligations are secured by a pledge of most of the shares of the Corporation’s subsidiary companies and a floating charge on the assets of the subsidiaries. The facility bears interest at LIBOR plus 1.25% to LIBOR plus 1.75% in the case of LIBOR loans or at the base rate plus 0.25% to 0.75% in the case of prime and base rate loans. The actual margin is determined by certain financial ratios.

(b)	The Corporation has long term capital lease agreements at various rates and for various terms with maturities ranging from 2003 to 2007 for equipment used in its operations. The carrying value of the leased equipment as of December 31, 2002 and 2001 was $689,000 and $756,000, respectively. The current obligation under the long term lease agreements is $246,000 (2001 – $274,000).

Principal repayments required in respect of long term debt are as follows (all amounts are in thousands of U.S. dollars):

2003	$381
2004	20,282
2005	55
2006	13
2007	8

$20,739

11.	COMMON SHARES AND STOCK OPTIONS

Shares Outstanding

As at December 31, 2002 and 2001, the authorized capital stock of the Corporation consisted of an unlimited number of first preference shares without par value and an unlimited number of common shares without par value. There were 7,870,152 common shares issued and outstanding as of December 31, 2002 and 8,178,393 common shares issued and outstanding as of December 31, 2001.

During 2002, 2001 and 2000, 69,000, 98,000 and 117,000 common shares, respectively, were issued pursuant to the Corporation’s employee stock purchase plan for aggregate proceeds to the Corporation of $455,000, $612,000 and $906,000, respectively.

As part of a stock repurchase program in 2002, the Corporation purchased 21,000 common shares at an aggregate cost of $125,000, 589,000 common shares in 2001 at an aggregate cost of $3,845,000 and 242,000 common shares in 2000 at an aggregate cost of $1,862,000.

Stock Options

The Corporation provides stock option incentive plans and has, with shareholder approval, issued options to certain of the Corporation’s directors outside of the plans. The plans are intended to provide long term incentives and rewards to executive officers, directors and other key employees contingent upon an increase in the market value of the Corporation’s common shares. The options usually vest and are exercisable from the beginning of the second year subsequent to the date of issuance.

The following is a summary of option transactions under the Corporation’s stock option plans:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Options outstanding at beginning of year	1,070,650	$7.16	1,177,150	$8.17	1,163,150	$8.11
Options granted during year	224,000	6.91	315,000	5.41	85,000	8.06
Options purchased during the year*	(220,000)	5.78	(8,000)	6.50	(4,000)	7.25
Options cancelled during the year	(27,500)	8.67	(413,500)	8.85	(67,000)	8.84

Options outstanding at end of year	1,047,150	$7.37	1,070,650	$7.36	1,177,150	$8.17

Options exercisable at end of year	880,650	$7.61	713,150	$7.82	947,200	$8.46

Price range of options granted during the year	$6.45~6.96		$5.21~7.25		$7.56~8.19

*	See note 9

The options expire from 2003 to 2010.

The following table summarizes information about the stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	average	average	Number	average
	outstanding at	remaining	exercise	exercisable at	exercise
Range of exercise prices	December 31, 2002	contractual life	price	December 31, 2002	price

$5.00 to $5.99	141,500	4.13 years	$5.21	70,750	$5.21
$6.00 to $6.99	452,150	4.00 years	6.63	367,400	6.61
$7.00 to $7.99	170,000	2.31 years	7.26	159,000	7.26
$8.00 to $8.99	64,000	6.94 years	8.21	64,000	8.21
$9.00 to $9.99	12,000	0.88 years	9.06	12,000	9.06
$10.00 to $10.99	207,500	1.62 years	10.19	207,500	10.19

$5.00 to $10.99	1,047,150			880,650

Note Receivable from Shareholder

The note receivable from shareholder of $1,259,000 as of December 31, 2001 represented an amount due from the Corporation’s former President and Chief Executive Officer pursuant to the Key

Executive Common Stock Purchase Plan. The note, which was used to acquire shares of common stock of the Corporation, was non-interest bearing and was secured by a pledge of 176,000 shares of the Corporation. The note receivable was paid in full pursuant to the employment agreement entered into third quarter of 2002 (see note 9).

12.	DISCONTINUED OPERATIONS

On April 11, 2000, the Corporation completed the sale of its metal powders division for gross proceeds of $42.0 million. The metal powders division included the Corporation’s wholly-owned subsidiaries, Pyron Corporation and Pyron Metal Powders, Inc. The Corporation recognized a pre-tax gain of $15.7 million in fiscal 2000 (see note 2).

Financial results from discontinued operations reflected in the Corporation’s consolidated statement of operations were as follows (all amounts are in thousands of U.S. dollars):

Year ended December 31	2000

Net sales	$10,733
Income before income taxes	1,470
Provision for income taxes	565
Gain on sale of discontinued operations, net of tax	10,480
Income from discontinued operations	11,385

Cash provided by discontinued operations included in the Corporation’s consolidated statement of cash flows was as follows (all amounts are in thousands of U.S. dollars):

Year ended December 31	2000

Operating activities	$2,546
Investing activities	(161)
Financing activities	(10)

Cash provided by discontinued operations	$2,375

13.	OPERATING LEASES AND OTHER COMMITMENTS

Operating Leases

The Corporation has a number of operating lease agreements primarily involving equipment, office space, warehouse facilities and rail sidings. The operating leases for equipment provide that the Corporation may, after the initial lease term, renew the lease for successive yearly periods or may purchase the equipment at its fair market value. One of the operating leases for office facilities contains escalation clauses for increases in operating costs and property taxes. The majority of the leases are cancellable and are renewable on a yearly basis. Future minimum lease payments required to meet obligations that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2002 are as follows (all amounts are in thousands of U.S. dollars):

Minimum Lease
Years	Payments

2003	$889
2004	563
2005	385
2006	202
2007	90
Thereafter	784

Total minimum lease payments	$2,913

Rent expense was $1,919,000, $1,028,000 and $1,186,000 in 2002, 2001 and 2000, respectively.

14.	FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Corporation to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation’s customer base and their dispersion across a number of different industries, principally construction, glass, electrical and automotive. The Corporation’s exposure to interest rate risk is limited to interest on bank indebtedness and long term debt.

Financial instruments comprise cash, accounts receivable, short term bank borrowings, accounts payable, accrued liabilities, and long term debt. The fair value of these financial instruments approximates their carrying value reflecting: (i) the proximity to market rates of the interest obligations on the debt instruments; and (ii) the limited durations of all of the other instruments.

The Corporation has no financial interest in derivative contracts for hedging or speculative purposes.

15.	CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital items are as follows (all amounts are in thousands of U.S. dollars):

	2002	2001	2000

(Increase) decrease in accounts receivable	$(2,539)	$2,542	$673
Increase in inventories	(809)	(2,031)	(1,300)
(Increase) decrease in prepaid expenses and other current assets	(312)	102	897
Increase (decrease) in accounts payable and accrued liabilities	5,463	(2,377)	1,820
Decrease (increase) in income taxes receivable and income taxes payable	772	(481)	(1,036)

	$2,575	$(2,245)	$1,054

16.	RELATED PARTY TRANSACTIONS

The following summarizes related party transactions’ not otherwise disclosed in the financial statements:

As at December 31, 2002 and 2001, accounts receivable included amounts due from one director and one officer totaling $50,000. These amounts are non-interest bearing, with no fixed terms of repayment and are secured by common shares of the Corporation.

During 1998, a director became indebted to the Corporation in the amount of $124,000. At December 31, 2002, $102,000 remained outstanding and is included in accounts receivable (2001 – $111,000). This obligation is secured by common shares of the Corporation and bears interest at the Corporation’s cost of borrowing (3.2% at December 31, 2002 and December 31, 2001).

The Corporation provides management services to a company owned by its largest shareholder, Dundee Bancorp, Inc. (“Dundee”). The Corporation charged $68,000, $69,000 and $67,000 in 2002, 2001 and 2000, respectively. The fee has been established based upon fees charged for comparable services provided by a consultant operating on an arms length basis. This contract was terminated effective December 31, 2002.

During the year the Corporation paid $63,000 (2001 – $74,000 and 2000 – $87,000) to a subsidiary of Dundee for services provided as a financial advisor for the management of the Corporation’s pension plan.

17.	SEGMENT INFORMATION

The Corporation’s continuing operations now comprise two principal lines of business and are organized into two operating units based on its product lines: (i) industrial minerals, and (ii) aluminum recycling. Industrial mineral products include feldspar, kaolin, mica, talc, baryte, feldspathic sand and industrial sand. These products are marketed principally to the automotive, housing and ceramics industries in North America. They are produced from mines and processing plants located near Edgar, Florida; Monticello, Georgia; Murphy, North Carolina; Spruce Pine, North Carolina; Van Horn, Texas; Attapulgus, Georgia; Boucherville, Quebec; and Suzor Township, Quebec. Aluminum dross is recycled at plants in Cleveland, Ohio; Wabash, Indiana and Friendly, West Virginia and ceramic fiber products are fabricated at a plant in Macedonia, Ohio. Corporate assets principally include cash, term deposits, and furniture and fixtures.

The accounting policies of the segments are the same as those described in note 1. Information pertaining to sales and (loss) earnings from continuing operations and assets by business segment appears below (all amounts are in thousands of U.S. dollars):

			Aluminum
Year Ended December 31, 2002	Consolidated	Industrial Minerals	Recycling	Corporate

Net sales	$73,869	$48,410	$25,459	$—
Depreciation and depletion	6,250	3,871	2,311	68
Other expense	3,950	—	—	3,950
(Loss) income before the undernoted	(1,150)	7,733	299	(9,182)
Interest income	175	1	5	169
Interest expense	(1,119)	(49)	(26)	(1,044)
Other income (expense)	56	(14)	77	(7)
(Loss) income before (recovery of) provision for income taxes	(2,038)	7,671	355	(10,064)
(Recovery of) provision for income taxes	(223)	727	23	(973)
Net (loss) income	(1,815)	6,944	332	(9,091)

			Aluminum
Year Ended December 31, 2001	Consolidated	Industrial Minerals	Recycling	Corporate

Net sales	$57,336	$39,942	$17,394	$—
Depreciation, depletion and amortization	5,766	3,305	2,366	95
Income (loss) before the undernoted	1,854	7,234	(1,670)	(3,710)
Interest income	119	65	—	54
Interest expense	(910)	(17)	(20)	(873)
Other income	615	295	37	283
Income (loss) before provision income taxes and non-controlling interest	1,678	7,577	(1,653)	(4,246)
Provision for income taxes	803	580	10	213
Non-controlling interest in subsidiary earnings	10	10	—	—
Net income (loss)	865	6,987	(1,663)	(4,459)

			Aluminum
Year Ended December 31, 2000	Consolidated	Industrial Minerals	Recycling	Corporate

Net sales	$76,480	$51,422	$25,058	$—
Depreciation, depletion and amortization	7,801	4,578	2,614	609
Income (loss) before the undernoted	602	5,698	(1,265)	(3,831)
Provision for asset impairment	(24,552)	(5,202)	(13,047)	(6,303)
Interest income	155	51	29	75
Interest expense	(2,386)	(95)	(28)	(2,263)
Other (expense) income	(3,017)	(56)	24	(2,985)
(Loss) income before (recovery of) provision for income taxes and non-controlling interest	(29,198)	396	(14,287)	(15,307)
(Recovery of) provision for income taxes	(9,961)	934	—	(10,895)
Non-controlling interest in subsidiary earnings	119	119	—	—
Loss before discontinued operations	(19,356)	(657)	(14,287)	(4,412)
Income from discontinued operations	11,385	—	—	10,480
Net (loss) income	(7,971)	(657)	(14,287)	6,068

		Industrial	Aluminum
December 31, 2002	Consolidated	Minerals	Recycling	Corporate

Total assets	$113,430	$78,738	$24,901	$9,791
Total current liabilities	16,724	4,895	3,285	8,544
Total long term liabilities	24,205	2,005	1,830	20,370
Total shareholders’ equity	72,501	—	—	72,501

		Industrial	Aluminum
December 31, 2001	Consolidated	Minerals	Recycling	Corporate

Total assets	$97,515	$64,490	$20,306	$12,719
Total current liabilities	16,819	3,501	1,911	11,407
Total long term liabilities	3,891	1,859	1,663	369
Total shareholders’ equity	76,805	—	—	76,805

		Industrial	Aluminum
December 31, 2000	Consolidated	Minerals	Recycling	Corporate

Total assets	$113,579	$76,931	$23,055	$13,593
Total current liabilities	27,709	4,761	4,367	18,581
Total long term liabilities	2,600	2,144	139	317
Total shareholders’ equity	79,903	—	—	79,903

		Industrial	Aluminum		Discontinued
	Consolidated	Minerals	Recycling	Corporate	Operations

2002
Capital expenditures	$5,524	$3,932	$1,574	$18	$—
2001
Capital expenditures	$3,551	$2,719	$831	$1	$—
2000
Capital expenditures	$4,436	$2,830	$1,375	$70	$161

	Canada			U.S.

	2002	2001	2000	2002	2001	2000

Capital expenditures	$371	$147	$233	$5,153	$3,404	$4,203

The Corporation bases its geographic allocation upon the location of its sales offices which are all domiciled in the United States.

18.	CONTINGENCIES

The Corporation is involved in various legal actions in the normal course of business. In the opinion of management, the aggregate amount of any potential liability, for which provision has not already been established, is not expected to have a material adverse effect on the Corporation’s financial position or its results of operations and cash flows.

19.	GUARANTEES

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which is effective for financial periods ending after December 15, 2002. FIN No. 45 defines guarantees to include indemnifications granted pursuant to contractual arrangements as well as contingent consideration.

In March 2001, the Corporation assigned its 60% interest in the Benwood Fabi J.V. Pursuant to the contract, the Corporation indemnified the assignee against financial loss arising from a breach of certain representations and warranties. The indemnification is for a three year period ending on the third anniversary of the closing date. As at December 31, 2002 the Corporation was not aware of any breach that would give rise to a financial exposure.

In March 2002, the Corporation purchased the assets of Resource Recovery Industries, LLC (see note 2). As contingent consideration for the purchase, the Corporation issued Series A and Series B warrants which are exercisable for cash consideration into shares of Alumitech, Inc., or into shares of the Corporation under certain circumstances on an exchange ratio based upon a calculated fair market value of Alumitech and the prevailing market price of the Corporation’s common shares. The warrants, which vest in 2005 and 2006 respectively, will terminate if certain earnings targets are not met by the aluminum operations of Alumitech by the beginning of these fiscal years.

20.	DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. The differences between Canadian and U.S. GAAP do not have a material effect on the Corporation’s reported financial position or net (loss) income except as follows:

a.	Statements of Operations

Under U.S. GAAP, the measure “(Loss) Income before the Undernoted” is not a recognized term and would therefore not be presented. Also under U.S. GAAP, “Provision for Asset Impairment” would appear as a component of operating (loss) income.

The implementation of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5 requires that the costs of start-up activities and organization costs be expensed as incurred. Canadian GAAP permits the deferral and amortization of such costs.

Under U.S. GAAP, the provision for asset impairment for property, plant and equipment should be based on discounted future cash flows from impaired assets. Under Canadian GAAP, future cash flows from impaired assets are not discounted.

Under U.S. GAAP, goodwill impairment charges recorded pursuant to a transitional impairment test under SFAS No. 142 are recognized in the Corporation’s statement of operations as a cumulative effect of the change in accounting principle. Under Canadian GAAP such impairment charges are recognized as an adjustment to opening retained earnings.

Under U.S. GAAP, certain costs associated with the redemption of the Senior Secured Notes would be considered to be an extraordinary item and require separate disclosure.

The following summarizes the income statement amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP, as described above (all amounts are in thousands of U.S. dollars, except per share amounts):

	2002	2001	2000

(Loss) income before discontinued operations under Canadian GAAP	$(1,815)	$865	$(19,356)
Adjustments for U.S. GAAP
Add: Amortization of start-up activities and organization costs	30	62	2,784
Provision for asset impairment	—	—	(1,439)
Senior secured notes redemption cost	—	—	3,215
Tax effect related thereto	(7)	(30)	(1,587)

(Loss) income before discontinued operations, extraordinary loss and cumulative effect on change in accounting principle, under U.S. GAAP	(1,792)	897	(16,383)
Income from discontinued operations, net of tax	—	—	11,385
Extraordinary loss, net of tax	—	—	(2,096)
Cumulative effect on change in accounting principle, net of tax	(1,675)	—	—

Net (loss) income under U.S. GAAP	$(3,467)	$897	$(7,094)

(Loss) income per share before discontinued operations, extraordinary loss and cumulative effect on change in accounting principle, under U.S. GAAP
— Basic	$(0.23)	$0.11	$(1.93)
— Diluted	$(0.23)	$0.11	$(1.93)

Income from discontinued operations per share, under U.S. GAAP
— Basic	$—	$—	$1.34
— Diluted	$—	$—	$1.34

Extraordinary loss per share, under U.S. GAAP
— Basic	$—	$—	$(0.25)
— Diluted	$—	$—	$(0.25)

Cumulative effect on change in accounting principle per share, under U.S. GAAP
— Basic	$(0.21)	$—	$—
— Diluted	$(0.21)	$—	$—

Net (loss) income per share, under U.S. GAAP
— Basic	$(0.44)	$0.11	$(0.84)
— Diluted	$(0.44)	$0.11	$(0.84)

b.	Balance Sheets

U.S. GAAP, SOP 98-5, requires that the costs of start-up activities and organization costs be expensed as incurred in the period incurred rather than be deferred.

Canadian and U.S. GAAP differ as to the methodology applied to determine the quantum of any necessary asset impairment provision.

Canadian and U.S. GAAP differ as to the recording of goodwill impairments on transition.

The following summarizes the balance sheet amounts in accordance with U.S. GAAP where different from the amounts reported under Canadian GAAP (all amounts are in thousands of U.S. dollars):

	2002		2001

	Canadian	United States	Canadian	United States
	GAAP	GAAP	GAAP	GAAP

Property, plant and equipment	$68,715	$67,276	$56,962	$55,523
Other assets	918	735	3,505	3,292
Future income tax benefits (non-current)	8,068	8,221	7,394	7,554
Accumulated other comprehensive loss	—	(2,473)	—	(2,542)
Retained earnings	23,330	21,861	26,820	25,328

c.	Statements of Comprehensive (Loss) Income

U.S. GAAP requires a statement of comprehensive (loss) income as follows (all amounts are in thousands of U.S. dollars):

	2002	2001	2000

(Loss) income before discontinued operations	$(3,467)	$897	$(18,479)
Change in foreign currency translation adjustment	69	(534)	(211)
Change in additional minimum pension liability	2,802	—	—

Comprehensive (loss) income	$(596)	$363	$(18,690)

Under U.S. GAAP, a minimum pension liability is required to be recorded for the excess of the fair value of the benefit obligation over the pension liability.

d.	Stock Based Compensation

The Corporation does not recognize compensation expense for its stock-based compensation plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123”, the Corporation’s pro forma (loss) income and (loss) earning per share would be as presented below (all amounts are in thousands of U.S. dollars, except per share amounts):

Years Ended December 31	2002	2001	2000

(Loss) income before discontinued operations, under U.S. GAAP	$(3,467)	$897	$(18,479)
Less: Total stock-based employee compensation expense determined under the fair value based method, net of tax	310	224	309

Pro forma (loss) income before discontinued operations, under U.S. GAAP	$(3,777)	$673	$(18,788)

Pro forma (loss) income per share before discontinued operations, under U.S. GAAP
— Basic	$(0.48)	$0.08	$(2.22)
— Diluted	$(0.48)	$0.08	$(2.22)

Under CICA Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments” which is similar to the U.S. pronouncement, SFAS No. 148, the Corporation’s pro forma (loss) income and (loss) earning per share under Canadian GAAP would be as presented below (all amounts are in thousands of U.S. dollars, except per share amounts):

Years Ended December 31	2002	2001	2000

(Loss) income before discontinued operations under Canadian GAAP	$(1,815)	$865	$(19,356)
Less: Total stock-based employee compensation expense determined under the fair value based method, net of tax	310	224	309

Pro forma (loss) income before discontinued operations, under Canadian GAAP	$(2,125)	$641	$(19,665)

Pro forma (loss) income per share before discontinued operations, under Canadian GAAP
— Basic	$(0.27)	$0.08	$(2.32)
— Diluted	$(0.27)	$0.08	$(2.32)

The fair value of the options granted during 2002, 2001 and 2000 is estimated to have been $339,000, $600,000 and $257,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 0%; expected volatility of 29%, 28% and 28%, respectively; risk-free interest rates varying from 2.18% to 6.73%; and an expected life varying between 2 years to 5 years.

e.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long lived assets.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 – Consolidated Financial Statements to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. The Corporation does not conduct any transactions through special purpose entities and does not expect FIN No. 46 to have an impact on its financial statements.

The Canadian Institute of Chartered Accountants (“CICA”) issued Accounting Guideline 13, (“AcG-13”), “Hedging Relationships”, which requires that in order to apply hedge accounting, all hedging relationships must be identified, designated, documented and effective. Where hedging relationships cannot meet these requirements, hedge accounting must be discontinued. AcG-13 is applicable for fiscal years beginning on or after July 1, 2002.

The CICA issued a revised Handbook Section 3475, “Disposal of Long-Lived Assets and Discontinued Operations”. The revised standard establishes criteria for the classification of long-lived assets as “held for sale” and requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. It eliminates the previous recommendation that enterprises include under ''discontinued operations’’ in the financial statements amounts for operating losses that have not yet occurred. Additionally, the revised standard expands the scope of discontinued operations to include all components of an enterprise with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The new Section 3475 is effective for disposal activities initiated by the enterprise’s commitment to a plan on or after May 1, 2003.

Finally, the CICA issued Handbook Section 3063, “Impairment of Long-Lived Assets”, which requires that impairment of long-lived assets held for use be determined by a two-step process, with the first step determining when an impairment is recognized and the second step measuring the amount of the impairment. Under Section 3063 an impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition and is measured as the amount by which the long-lived asset’s carrying amount exceeds its fair value. Section 3063 is effective for fiscal years beginning on or after April 1, 2003.

The Corporation has not yet determined the effect, if any, that the adoption of SFAS Nos. 143 and 146, FIN No. 46, CICA AcG-13, CICA Sections 3475 and 3063 will have on its business, results of operations and financial condition.

21.	SUBSEQUENT EVENTS

On November 17, 2000, a subsidiary of the Corporation entered into a Stock Purchase Agreement with Hecla Mining Company (“Hecla”) whereby the Corporation agreed to purchase, subject to certain conditions precedent, the shares of two of Hecla’s subsidiaries collectively known as K-T Clay. As specifically permitted by the Stock Purchase Agreement (the “Agreement”), on January 15, 2001 the Corporation notified Hecla of a number of conditions which resulted in Hecla’s representations and warranties being untrue and that such conditions were reasonably expected to prevent consummation of the transaction in accordance with the Agreement, thus resulting in Hecla being in default of the Agreement. The Corporation advised Hecla that, based on those conditions, it intended to terminate the Agreement and it did so formally on February 16, 2001. Despite this, on January 22, 2001, Hecla filed an action in the United States District Court, Northern District of Illinois, alleging breach of contract and seeking to enforce performance and an award of damages. The claim for specific performance was subsequently withdrawn. The Corporation was of the opinion that Hecla’s allegations were without merit; however, the Corporation determined that it was prudent to eliminate the financial exposure arising from the uncertain outcome of litigation. In January 2003, the dispute was settled for $3,950,000. This amount has been provided for as at December 31, 2002.

On March 3, 2003, the Corporation entered into an Arrangement Agreement (“Arrangement”) with Cementos Pacasmayo S.A.A., a cement company headquartered in Lima, Peru, whereby, pursuant to the Arrangement and subject to shareholder and court approval, Pacasmayo will acquire 100% of the issued and outstanding common shares and options of the Corporation. The transaction is expected to close in May of 2003.

22.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to comply with the current year’s presentation.

FINANCIAL DATA (UNAUDITED)

The following is a summary of certain unaudited quarterly financial data (all amounts are in thousands of U.S. dollars, except per share amounts):

	2002	2001

Net sales from continuing operations
First quarter	$14,973	$16,563
Second quarter	18,064	14,493
Third quarter	19,592	14,125
Fourth quarter	21,240	12,155

	$73,869	$57,336

Income (loss) before the undernoted
First quarter	$128	$775
Second quarter	664	754
Third quarter	(403)	398
Fourth quarter	(1,539)	(73)

	$(1,150)	$1,854

Net income (loss)
First quarter	$50	$683
Second quarter	130	544
Third quarter	(324)	90
Fourth quarter	(1,671)	(452)

	$(1,815)	$865

Net income (loss) per share – basic
First quarter	$0.01	$0.08
Second quarter	0.02	0.07
Third quarter	(0.04)	0.01
Fourth quarter	(0.21)	(0.06)